Form 10QSB
period 2007-03-31
Harcom Productions, Inc.
filed 2007-10-11
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-139685

Harcom Productions Inc.

(Name of small business issuer in its charter)

OKLAHOMA	73-1556790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 (918)  664-9933

(Issuer’s telephone number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 11, 2007: 1,637,500 shares.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	F-1

Item 2	Management’s Discussion and Analysis of Financial

Condition and Results of Operations	3

Item 3	Controls and Procedures	5

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	6

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3	Defaults upon Senior Securities	6

Item 4	Submission of Matters to a Vote of Security Holders	6

Item 5	Other Information	6

Item 6	Exhibits	7

PART I: FINANCIAL INFORMATION

ITEM 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet as of March 31, 2007	F-2

Condensed Statements of Operations for the three months ended March 31, 2007 and 2006	F-3

Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006	F-4

Notes to Condensed Financial Statements	F-5

Harcom Productions, Inc.

Balance Sheet

March 31, 2007

(UNAUDITED)

ASSETS
Current Assets
Cash & Cash Equivalents	$7,085
Accounts Receivable	94,034
Total Current Assets	101,119

Other Assets

Intangible Assets-Less Amortization	117,742
Deposits	3,162

Total Other Assets	120,904

TOTAL ASSETS	$222,023

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable & Accrued Liabilities	$113,188
Due to related parties	55,423
Note payable (Current)	5,730

Total Current Liabilities	174,341

Long Term Liabilities, net of current portion	157,491

Total Liabilities	$331,832

Stockholders' Equity
Common Stock, Authorized 100,000,000
Shares, Par Value $.001, Issued and Outstanding
On March 31, 2007
is 1,487,500 shares	$1488

Additional Paid-In Capital	(1173)
Accumulated Deficit	(121,269)
Net Income	11,145

Total Equity	(109,809)

TOTAL LIABILITIES AND EQUITY	$222,023

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statement of Operations

For the Three Months Ended March 31, 2007 and 2006

(UNAUDITED)

REVENUE	March 31, 2007	March 31, 2006

Shipped Products	$139,153	$160,805
Refund/Discounts of Services	(854)	(700)
Total Revenue	138,299	160,105

COST OF GOODS SOLD
Commission	13,158	28,994
Materials	27,174	33,196
Amortization Expense	4,137	4,137

Total Cost of Good Sold	44,469	66,327

Gross Profit	93,830	93,778
OPERATING EXPENSES
General & Administrative	17,948	12,514
Medical Insurance	2,293	3,840
Employee Compensation	55,285	72,459

Total Operating Expenses	75,526	88,813
OTHER EXPENSE
Interest Expense	7,160	6,934

NET INCOME/LOSS	$11,144	$(1,969)

Pro Forma Presentation of Net Income/(Loss)
Net Income (Loss)	11,144	(1,969)

Pro Forma Tax (Provision) Benefit at statutory rate
of 15%	(1,672)	295
Pro Forma Net Income (Loss)	$9,472	$(1,674)

Pro Forma Income (Loss) per share-basic and
fully Diluted	$0.01	$(0.01)

Pro Forma weighted average number of
Common shares outstanding	1,475,000	1,475,000

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statement of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(UNAUDITED)

	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:

Net Income (Loss)	$11,145	$(1,969)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	4,137	4,137
Accounts receivable	4,753	9,427
Accounts Payable and Accrued Expenses	(5,432)	(3,934)
Prepaid expenses	(1,512)	(1,586)
Note Payable (Current)	(1,849)	(1,733)
Net Cash (Used) Provided By Operating Activities	11,242	4,342

Cash Flows from Investment Activities	0	0

Cash Flows from Financing Activities
Due to Related Party	(3,589)	1
Net Change in Cash	7,653	4,343

Cash, Beginning of Period	(568)	8,748

Cash, End of Period	$7,085	$13,091

Supplemental Information

Interest Paid	$7,160	$6,934
Income Taxes Paid	0	0

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

Note 1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Harcom Productions, L.L.C. was incorporated in 1999 in the state of Oklahoma.  The Company’s headquarters are located in Tulsa, Oklahoma.  In early 1999, the Company executed a Purchase Agreement to acquire the operating and intangible assets of an existing production company from a related party.  As such, the Company has since operated as a production company specializing in on hold messaging for all types of companies. Harcom Productions was converted to a C- Corporation in October 2006.

 Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal and recurring nature.   The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

Revenue Recognition

Costs of Goods Sold costs include all direct equipment, material, shipping costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expense as incurred.  Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.

Note 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition(continued)

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF No. 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a "separate unit of accounting." Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF No. 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

Use of Estimates

The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We adopted SFAS No. 151 on January 1, 2006.  There was no material impact on our accounting for inventory costs.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”.  This statement replaces SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees”.  It establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  The statement requires companies to expense the fair value of employee stock options and other equity-based compensation, eliminating the alternative to use APB No. 25’s intrinsic value method.  The statement became effective for the Company on January 1, 2006.  In March 2005, the SEC released Staff Accounting Bulletin No. 107 “Share-Based Payment”, which provides interpretive guidance related to the interaction between SFAS 123 (R) and certain SEC rules and regulations.  It also provides the SEC staff’s views regarding valuation of share-based payment arrangements.  Management believes that SFAS No. 123 (R) and SAB No. 107 will have an impact on future share-based transactions of the Company but cannot determine the impact at this time.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is 'other-than-temporary', and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is 'other-than-temporary' for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If 'other-than-temporary', an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting years beginning after December 15, 2005.

Note 1 – Summary of Significant Accounting Policies (continued)

New Accounting Standards(continued)

The Company is reviewing FSP Nos. FAS 115-1 and 124-1, but does not expect that the adoption of this FSP will have a material effect on its financial statements. In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

Reclassification

Certain reclassifications may have been made in prior years' financial statements to conform to classifications used in the current year.

Note 2 – Equipment  and Intangible Assets

Equipment is stated at cost and depreciated over a useful life of 7 years.  Expenditures for maintenance and repairs are charged to operating expenses as incurred.  When equipment is retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

Intangible assets include intellectual property rights which were valued at the date of acquisition by management and amortized over 15 years.

Management assesses the recoverability of equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows.  If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Equipment

At December 31, 2005 all equipment was fully depreciated, and no purchases of new equipment have occurred since that time.

Depreciation expense for equipment amounted to $1,580 and $1,580 respectively, for the years ended December 31, 2005 and 2004.

Intangible Assets

The cost to acquire intangible assets in 1999 has been allocated to the assets acquired according to the estimated fair values and amortized over a 15 year life using the straight line method. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  No impairment was identified for the years ended December 31, 2006 and 2005.

The identifiable intangible assets acquired and their carrying values at March 31, 2007 and 2006 are:

	March 2007	March 2006
Jingles used in on hold messaging	$ 248,247	$ 248,247
Less: Accumulated Amortization	(130,505)	(113,957)
Net Intangible Asset	$ 117,742	$ 134,290

Total amortization expense charged to operations for the quarter ended March 31, 2007 and 2006 was $4137 and $4137, respectively.

Note 3 – Notes Payable and Long-term Debt

During the years ended 2000 and 2001, advances were made to the Company from one of its members and its General Manager totaling $16,000.  This note payable is unsecured, due on demand and bears no interest.  Therefore the amount due as of March 31, 2007 is $16,000.

The Long term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.   The balance on the note payable was $164, 719 on December 31, 2005 and $158,937 on December 31, 2006.   The balance on March 31, 2007 was $157,492.

Note 4 – Due to Related Party

Throughout the year ended December 31, 2006 and through March 31, 2007, the Company’s General Manager Charles Harwell advanced funds to the Company to purchase materials expensed as costs of goods sold.  These loans were made through the use of Mr. Harwell’s personal credit cards.  As such, the amount of interest accrued is dictated by the interest rate agreed to through Mr. Harwell’s credit agreement.  The amount due to Mr. Harwell, including interest, as of March 31, 2007 is $39,423.

Note 5 – Accrued Purchase Obligation

When the purchase was made from the related former owners, in July 1999, a clause in the agreement was included which outlined the obligation for health insurance and automobile costs to be paid on behalf of the former owners.  Since June 2002, none of these payments have been made, therefore the Company is in default on the liabilities and as such the amounts have been reflected as current liabilities.  The balance due on this obligation, including interest accrued as of March 31, 2007 totals $104,671.

Note 6 – Other Commitments and Contingencies

Lease Agreement

On December 19, 2002, the Company executed a lease agreement.  This lease agreement covers the office space for the Company’s headquarters in Tulsa, Oklahoma includes 4,000 square feet of finished retail space leased for one year beginning on January 1, 2003 and included a deposit of $1,650.  The lease renews annually and the related rental expense for 2006 and 2005 was $23,333 and $23,333, respectively.

Note 7 – Subsequent Events

On April 27th, 2007 The Board of Harcom Productions voted to retain the services of an investment banking group in the event that the Company finds is unable to finance operations or expansion in the short term.  Cresta Capital Group with its offices in Melville, New York was retained for 150,000 shares of unregistered common stock to locate several financing options so that the Company would be prepared for a shortfall in capital should such an event occur.  However, to date, though two potential financing groups have been evaluated by management, we could not agree to terms that we found favorable to the Company.    At this time, Harcom is able to finance its operations through the capital being generated from operations, and the Company has decided not to aggressively expand operations until capital can be secured on terms that are favorable to the company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The following Management’s Discussion and Analysis is intended to help the reader understand our company.  It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Forward-Looking Statements

Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “could,” "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in economic conditions, legislative/regulatory changes, the availability of capital, interest rates, and the competitive environment.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this quarterly report on Form 10-QSB. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

Results of Operations for the three months ended March  31, 2007 and 2006

Revenues:

For the three months ended March 31, 2007, total revenues were $138,299 as compared to total revenues of $160,105.  This is a decrease of $21,806 or 13.6%.  Management attributes this decrease to a 10% net reduction in our sales staff with a focus on profitability rather than higher sales volume as a target.

Cost of Goods Sold:

For the three months ended March 31, 2007, total Cost of Goods Sold was $44,469 as compared to total Cost of Goods Sold of $66,327 for the same period in 2006.   This reduction of $21,858 or 33% occurred for two reasons.  With sales dropping by 13.6%, the costs to deliver those sales will drop by approximately 10%, based on past history.  The additional savings were attributable to a significant drop in Sales Commissions as well as advances in technology.  Management estimates that 95% of all new phone systems are now compatible with digital technology as opposed to 80% at this time last year.  This, accompanied by the development of lighter, less expensive digital units required to play our telephone on-hold messages, creates a significant savings in our cost of goods sold, as the units are less expensive for Harcom to purchase, and the freight is lower.   The lower commissions resulted partially from the drop in sales, but also in the fact that we replaced two of our more tenured sales people who were earning higher commission rates, with three new representatives.  The three new representatives have not been able to completely replace the revenues from the more tenured representatives, but the ratio of their commissions per dollar of sales volume is lower as a total.

Professional Fees:

For the three months ended March 31, 2007, total Professional Fees were $5623 as compared to 0 for the same period in 2006.  This difference is reflective of the costs required to prepare filings to remain in compliance with the regulations of the Securities and Exchange Commission.

Telephone Expense:

For the three months ended March 31, 2007, total Telephone Expense was $2774 as compared to $5522 for the same period in 2006.   This reduction of $2748 or 50% is partially due to the 10% reduction in our sales force.  The more substantial reason is that we are now shipping over 50% of our finished products out without the need for “playback”.   We used to play back every finished product to the owner over the telephone for their final approval.  In late 2006, we shifted to a policy of playing one speculative message to the prospect, so they could hear their name and information in the on hold message.  Once they agree to purchase the system and the messages, we complete the work in the studio and ship the product without having to re-contact them by phone and play 6 minutes worth of messages.  This has cut our telephone time substantially.  We also instructed  our service technician to take the inbound calls on the toll free number, then secure the clients’ phone number, and then to call the client back immediately on an outbound watts line.  This saves significant telephone costs as well.

Total Payroll/Employee Compensation:

For the three months ended March 31, 2007, total Payroll Expense was $55,285 as compared to $72,459 for the same period in 2006.    This reduction of $17,174 or 23.7% was due to several variables.  The two tenured representatives discussed in the Cost of Goods sold section above were earning a higher rate of base salary as well as commissions.  When they were replaced with new representatives that figure decreased.  Also, we no longer required the position of playback technician on a full time basis, so we were able to eliminate that salary and pass the remaining few clients who still expect a full play back of their product to the Department Sales Managers, without any increase in those Managers’ compensation as a result.

Net Income:

For the three months ended March 31, 2007, Net Income was $11,144 as compared to a Net Loss of ($1969) during the same period of 2006.   This resulted in earnings per common share of $.01 as compared to a loss per share of ($.01).  The $13,113 increase in Net Income for the three months ending can be attributed to a reduction in the several key expense categories listed in the section above as well as a drop in Cost of Goods Sold.  Although revenues were $21,806 or 13.6% lower in the three month period ending March 31,2007 than they were for the same period in 2006, the Costs of Goods sold and expenses were $43,124 or 21.5% lower for the same period.  This resulted in higher net income.

Liquidity and Capital Resources:

During the twelve month period between March 31, 2006 and March 31, 2007, there was very little change in the overall Capital and Liquidity status for Harcom Productions Inc.  In 2006, the working capital was $13,091, twelve months later it was $7085.   This decrease of working capital of $6006 over the course of a year is fairly immaterial for a company generating approximately $600,000 per year in revenues.   The small change resulted from a decrease in Accounts Receivable of $4753 and a small Note due to our Director and General Manager, Charles Harwell of $3589, who offset certain expenses through the use of his personal credit card.

Our internal liquidity is provided by our operations. In the event the company needs additional funds for expansion prior to our raising capital through a private placement or debt financing, our President Shane Harwell will provide any necessary capital.

While the capital resources of the company are limited from a cash perspective, the credit of the officers and directors for guaranteeing any loan necessary is extremely strong. The company has not established any lines of credit with any banks. In the event a supplier or lender requires additional credit to obtain equipment or other business supplies, our officers and directors are willing to extend their credit to accomplish the purchase.

During the third quarter of 2006, the Company’s management and Board discussed and decided that, while the expansion of its business provides the benefits of diversification and support along with additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of expanding. Accordingly, the Company’s Board and management decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission to register the current issued and outstanding shares. The Board and management additionally decided to target a private placement offering of $1,000,000 to provide sufficient cash resources for the acquisition of office space, employees and equipment necessary to expand operations and provide sufficient working capital to fund operations and marketing.  Prior to offering any shares in a private placement the company will file a Form D with the Securities and exchange Commission as well as register its offering in those states where shares will be sold and that require such state registration.

In summary, the Board and management believe the Company’s expansion in its shareholder base and its growth into related supporting additional services and revenue streams (ancillary music/message on hold products) have strengthened and diversified the Company. Management and the Board also believe the decision to file an SB-2 Registration Statement with SEC will provide the Company the opportunity to provide liquidity for purchasers of shares that may be offered in a private placement. The Company believes it has methodically built a unique, well-rounded supporting infrastructure (i.e., providing the additional ancillary supporting products) that, once adequately capitalized, will become a competitive and unique force in the existing and growing music/message on hold market. It is our belief that our cash flow is sufficient to sustain our current level of operations. While operations could be sustained for a long time (over twelve months), there would be minimal to be distributed for the efforts of the officers and directors. To begin expansion, funds will need to be brought into the company to permit us to move forward with our expansion. Without these funds, management believes it cannot sustain expanding operations.

Although no assurances can be made, we believe that our expenses will increase or decrease proportionately to revenues during the fiscal year ending December 31, 2007.   Since we are not offering shares for sale in a primary offering, it is our intention to raise additional capital through private sources or debt financing.  In the event we do a private placement of our shares, we will file a Form D with the Commission as well as register our offering in those states that require such registration.

 ITEM 3:   CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures

Our Board of Directors has determined that our Chairman/President, Shane Harwell has developed disclosure controls and procedures that the full Board of Directors believes are in keeping with the intent of the regulations. As our President for over seven (7) years coordinating our company’s audits and financial statements, Mr. Harwell and the full Board of Directors find the Company’s disclosure controls and procedures to meet or exceed those required.

Our Chairman/President, Shane Harwell provides full financial reporting and accounting of the Company according to the Generally Accepted Accounting Principles and guidelines established by the American Institute of Certified Public Accountants. The Board of Directors has found no weakness in the controls that have been established and believes that the semi-annual monitoring by the full Board of Directors will keep those who invest in our Company fully informed of the true financial status of the Company at all times. Should there be a change in our internal control over financial reporting, this change or changes will be made available in our reports filed with the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II

ITEM 1.	Legal Proceedings:

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities:

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended March 31, 2007.

ITEM 5.	Other Information:

None.

Item 6.	Exhibits:

The following exhibits are included as part of this Registration Statement pursuant to Item 601 of Regulation S-B.   Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original form SB-2 Registration Statement, filed under SEC File Number 333-139685, at the SEC website at www.sec.gov.

Exhibit No.	Description
3(i)*	Harcom Productions, Inc. Certificate of Incorporation
3(ii)*	Articles of Amendment to Harcom Productions, Inc. Certificate of Incorporation
3(iii)*	Harcom Productions, LLC Certificate of Conversion
3(iv)*	Harcom Productions, LLC Plan of Conversion
3(v)*	Amendments to the Articles of Organization of the Powerhouse, L.L.C., an Oklahoma Limited Liability Company
3(vi)*	Harcom Productions, Inc. By-Laws

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

_________________

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	October 11, 2007
President, Secretary, and Chairman of the Board