Form 10QSB
period 2007-06-30
Harcom Productions, Inc.
filed 2007-11-02
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 2, 2007: 1,637,500 shares.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	F-1

Item 2	Management’s Discussion and Analysis of Financial

Condition and Results of Operations	3

Item 3	Controls and Procedures	6

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	6

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3	Defaults upon Senior Securities	6

Item 4	Submission of Matters to a Vote of Security Holders	6

Item 5	Other Information	6

Item 6	Exhibits	7

PART I: FINANCIAL INFORMATION

ITEM 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet as of June 30, 2007	F-2

Condensed Statements of Operations for the three months and six months ended June 30, 2007 and 2006	F-3

Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006	F-4

Notes to Condensed Financial Statements	F-5

Harcom Productions, Inc.

Balance Sheet

June 30, 2007

(UNAUDITED)

ASSETS
Current Assets
Cash & Cash Equivalents	$11,098
Accounts Receivable	91,978
Total Current Assets	103,076

Other Assets

Intangible Assets-Less Amortization	113,605
Deposits	2,658

Total Other Assets	116,263

TOTAL ASSETS	$219,339

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable & Accrued Liabilities	$116,738
Due to related parties	72,784
Note payable (Current)	7,829

Total Current Liabilities	187,351

Long Term Liabilities, net of current portion	153,604

Total Liabilities	$350,955

Stockholders' Equity
Common Stock, Authorized 100,000,000
Shares, Par Value $.001, Issued and Outstanding
On June 30, 2007
is 1,637,500 shares	$1638

Additional Paid-In Capital	(1323)
Accumulated Deficit	(110,124)
Net Income	(21,807)

Total Equity	(131,616)

TOTAL LIABILITIES AND EQUITY	$219,339

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statement of Operations

For Three Months and Six Months Ended June 30, 2007 and 2006

(UNAUDITED)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
REVENUE	2007	2006	2007	2006

Shipped Products	$109,352	$151,508	$248,505	$312,313
Refund/Discounts of Services	(2,212)	(170)	(3066)	(870)
Total Revenue	107,140	151,338	245,439	311,443

COST OF GOODS SOLD
Commission	11,249	8649	24,407	37,643
Materials	26,706	40,614	53,880	73,810
Amortization Expense	4137	4137	8,274	8,274

Total Cost of Good Sold	42,092	53,400	86,561	119,727

Gross Profit	$65,048	$97,938	$158,878	$191,716
OPERATING EXPENSES
General & Administrative	21,634	16,672	39,582	29,186

Medical Insurance	3,504	2860	5797	6700
Employee Compensation	65,178	76,844	120,463	149,303

Total Operating Expenses	$90,316	$96,376	$165,842	$185,189
OTHER EXPENSE
Interest Expense	7683	6818	14,843	13,752

NET INCOME/LOSS	$(32,951)	$(5256)	$(21,807)	$(7,225)

Pro Forma Presentation of Net Inc.
Net Income (Loss)	(32,951)	(5256)	(21,807)	(7,225)

Pro Forma Tax (Provision)
Benefit at statutory rate of 15%	4943	788	3271	1084
Pro Forma Net Income (Loss)	$(28,008)	$(4468)	$18,836	$(6141)

Pro Forma Income
share-basic and fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Pro Forma weighted avg. no. of
Common shares outstanding	1,637,500	1,475,000	1,637,500	1,475,000

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statement of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(UNAUDITED)

	June 30,	June 30,
	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	$(21,807)	$(7,225)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	8,274	8,274
Accounts receivable	6,809	16,638
Accounts Payable and Accrued Expenses	(1,882)	(13,792)
Prepaid expenses	(1,008)	(1,058)
Note Payable (Current)	250	(3,585)
Net Cash (Used) Provided By Operating Activities	(9364)	(748)

Cash Flows from Investment Activities	0	0
Cash Flows from Financing Activities
Due to Related Party	13,377	8848
Net Change in Cash	4013	8,100

Cash, Beginning of Period	7085	8,748

Cash, End of Period	$11,098	$16,848

Supplemental Information

Interest Paid	$7,684	$13,752
Income Taxes Paid	0	0

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Three Months Ended June 30, 2007

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

The identifiable intangible assets acquired and their carrying values at June 30, 2007 and 2006 are:

	June 2007	June 2006
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(134,642)	(118,094)
Net Intangible Asset	$113,605	$130,153

Total amortization expense charged to operations for the quarter ended June 30, 2007 and 2006 was $4137 and $4137, respectively.

Note 3 – Notes Payable and Long-term Debt

The Long term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.   The balance on the note payable was $164, 719 on December 31, 2005 and $158,937 on December 31, 2006.   The balance on June 30, 2007, net of current portion was $153,604.

Note 4 – Due to Related Party

During the years ended 2000 and 2001, advances were made to the Company from one of its members and its General Manager totaling $16,000.  This note payable is unsecured, due on demand and bears no interest.  Therefore the amount due as of June 30, 2007 is $16,000.

Throughout the year ended December 31, 2006 and through June 30, 2007, the Company’s General Manager Charles Harwell advanced funds to the Company to purchase materials expensed as costs of goods sold.  These loans were made through the use of Mr. Harwell’s personal credit cards.  As such, the amount of interest accrued is dictated by the interest rate agreed to through Mr. Harwell’s credit agreement.  The amount due to Mr. Harwell, including interest, as of June 30, 2007 is $70,749.

Note 5 – Accrued Purchase Obligation

When the purchase was made from the related former owners, in July 1999, a clause in the agreement was included which outlined the obligation for health insurance and automobile costs to be paid on behalf of the former owners.  Since June 2002, none of these payments have been made, therefore the Company is in default on the liabilities and as such the amounts have been reflected as current liabilities.  The balance due on this obligation, including interest accrued as of June 30, 2007 totals $108,647.

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

Results of Operations for the six months ended June 30, 2007 and 2006

Revenues:

For the six months ended June 30, 2007, total revenues were $248,505 as compared to total revenues of $312,313 for the same period in the prior year.  This is a decrease of $63,808 or 20.4%.  Management attributes this decrease to a reduction in our sales staff in the first quarter.  Management expected that sales in the first two quarters would remain at a similar level to those of the prior year if we replaced two of our higher earning sales representatives who were assigned to the higher quality leads with three new sales people.  Our plan was to distribute those leads to three other tenured representatives and hire three newer representatives at a lower payroll amount than the two original representatives.  The replacement of one representative had to with their deteriorating attitude and office conflict, while the other simply relocated to another state on good terms.   Unfortunately, upon executing that plan, we have not replaced all of that revenue.  Also, Management believes that increases in energy costs have effected most of the small business owners to whom we market our product, thus making “on-hold” messages more of a “luxury” rather than a necessity.  It is simply more difficult to  convince them to purchase our product, that it was at this time last year.

Cost of Goods Sold:

For the six months ended June 30, 2007, total Cost of Goods Sold was $86,561 as compared to total Cost of Goods Sold of $119,727 for the same period in 2006.   This reduction of $33,166 or 27.7% occurred for two reasons.  With sales dropping by 20.4%, the costs to deliver those sales will drop by approximately 15%, based on past history.  The additional savings were attributable to a significant drop in Sales Commissions of $13,156 as well as advances in technology.  Management estimates that 95% of all new phone systems are now compatible with digital technology as opposed to 80% at this time last year.  This, accompanied by the development of lighter, less expensive digital units required to play our telephone on-hold messages, creates a significant savings in our cost of goods sold, as the units are less expensive for Harcom to purchase, and the freight is lower.   The lower commissions resulted partially from the drop in sales, but also in the fact that we replaced two of our more tenured sales people who were earning higher commission rates, with three new representatives.  The three new representatives have not been able to completely replace the revenues from the more tenured representatives, but the ratio of their commissions per dollar of sales volume is lower as a total.

Professional Fees:

For the six months ended June 30, 2007, total Professional Fees were $15,656 as compared to $547 for the same period in 2006.  This difference is reflective of the costs required to secure the services of PCAOB auditors and counsel to prepare filings to remain in compliance with the regulations of the Securities and Exchange Commission.

Telephone Expense:

For the six months ended June 30, 2007, total Telephone Expense was $5897 as compared to $9197 for the same period in 2006.   This reduction of $3300 or 36% is partially due to slightly better rates from our long distance carrier.  The more substantial reason is that we are now shipping over 50% of our finished products out without the need for “playback”.   We used to play back every finished product to the owner over the telephone for their final approval.  In late 2006, we shifted to a policy of playing one speculative message to the prospect, so they could hear their name and information in the on hold message.  Once they agree to purchase the system and the messages, we complete the work in the studio and ship the product without having to re-contact them by phone and play 6 minutes worth of messages.  This has cut our telephone time substantially.  We also instructed  our service technician to take the inbound calls on the toll free number, then secure the clients’ phone number, and then to call the client back immediately on an outbound watts line.  This saves significant telephone costs as well.

Total Payroll/Employee Compensation:

For the six months ended June 30, 2007, total Payroll Expense was $120,463 as compared to $149,303 for the same period in 2006.    This reduction of $28,840 or 19.3% was due to several variables.  The two tenured representatives discussed in the Cost of Goods sold section above were earning a higher rate of base salary as well as commissions.  When they were replaced with new representatives that figure decreased.  Also, we no longer required the position of playback technician on a full time basis, so we were able to eliminate that salary and pass the remaining few clients who still expect a full play back of their product to the Department Sales Managers, without any increase in those Managers’compensation as a result.

Net Income:

For the six months ended June 30, 2007, Net Loss was ($21,807) as compared to a Net Loss of ($7225) during the same period of 2006.   This resulted in the same loss per common share of ($.01) as the same period for the prior year.  The $14,582 increase in the Net Loss for the six months ending can be attributed to a very sluggish sales performance, whereby sales dropped by $63,808 when compared to the same period.  A reduction in the several key expense categories listed in the section above as well as a drop in Cost of Goods Sold enabled Harcom Productions Inc. to make up some of the ground caused by decreased revenues.

Liquidity and Capital Resources:

During the twelve month period between June 30, 2006 and June 30, 2007, there was very little change in the overall Capital and Liquidity status for Harcom Productions Inc.  In 2006, the working capital was $16,848, twelve months later it was $11,098.   This decrease of working capital of $5750 over the course of a year is fairly immaterial for a company generating approximately $500,000 per year in revenues.   The small change resulted from a decrease in Accounts Receivable of $6809 and an increase of $13,377 in the Note due to our Director and General Manager, Charles Harwell, who offset certain expenses through the use of his personal credit card.

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

Management will use its discretion in considering a business combination in the event it does not raise sufficient capital privately or through debt financing for its planned expansion.  To maintain its responsibility to protect shareholder value, management will consider a merger, acquisition or other business combination if sufficient capital is not available.  Joint venture or strategic alliances will also be considered appropriate forms of business combination.  The Company has not entered into discussions with any individual, promoter, public relations firm or other company regarding any business combination.

Although no assurances can be made, we believe that our expenses will increase or decrease proportionately to revenues during the fiscal year ending December 31, 2007.   Since we are not offering shares for sale in a primary offering, it is our intention to raise additional capital through private sources or debt financing.  In the event we conduct a private placement of our shares, we will file a Form D with the Commission as well as register our offering in those states that require such registration.

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

b) Changes in Internal Control over Financial Reporting.

During the six months ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to shareholders for the period ended June 30, 2007.

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

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	November 2, 2007
Shane Harwell	President, Secretary, and Chairman of the Board