Form 10QSB
period 2007-09-30
Harcom Productions, Inc.
filed 2007-11-28
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: September 30, 2007

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

        Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 27, 2007: 1,637,500 shares.

PART I: FINANCIAL INFORMATION

ITEM 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet as of September 30, 2007	F-2

Condensed Statements of Operations for the three months and nine months ended September 30, 2007 and 2006	F-3

Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	F-4

Notes to Condensed Financial Statements	F-5

Harcom Productions, Inc.

Balance Sheet

September 30, 2007

(UNAUDITED)

ASSETS

Current Assets
Cash & Cash Equivalents	$10,632
Accounts Receivable	85,481
Total Current Assets	96,113

Other Assets
Intangible Assets-Less Amortization	109,468
Deposits	2,154

Total Other Assets	111,662

TOTAL ASSETS	$207,775

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable & Accrued Liabilities	$115,709
Due to related parties	66,292
Note payable (Current)	7,957

Total Current Liabilities	189,958

Long Term Liabilities, net of current portion	151,567

Total Liabilities	341,525

Stockholders' Equity
Common Stock, Authorized 100,000,000
Shares, Par Value $.001, Issued and Outstanding
On September30, 2007
is 1,637,500 shares	1638
Additional Paid-In Capital	(1323)
Accumulated Deficit	(133,743)
Net Income	(322)

Total Equity	(133,750)

TOTAL LIABILITIES AND EQUITY	$207,775

Harcom Productions Inc.

Statement of Operations

For Three Months and Nine  Months Ended September 30, 2007 and 2006

(UNAUDITED)

	Three Months Ended Sept. 30,	Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,	Nine Months Ended Sept. 30,
REVENUE	2007	2006	2007	2006

Shipped Products	$118,569	$152,146	$367,074	$464,459
Refund/Discounts of Services	(91)	(100)	(3,157)	(970)
Total Revenue	118,478	152,046	363,917	463,489

COST OF GOODS SOLD
Commission	10,770	17,049	35,177	54,692
Materials	18,767	37,926	72,647	111,738
Amortization Expense	4,137	4,137	12,411	12,411

Total Cost of Good Sold	33,674	59,112	120,235	178,841

Gross Profit	84,804	92,934	243,682	284,648

OPERATING EXPENSES
General & Administrative	14,489	14,666	54,071	43,852
Medical Insurance	2,711	3,341	8,508	10,040
Employee Compensation	59,813	80,798	180,276	230,100

Total Operating Expenses	77,013	98,805	242,855	283,992

OTHER EXPENSE
Interest Expense	8,113	5,899	22,956	19,651

NET INCOME/LOSS	$(322)	$(11,770)	$(22,129)	$(18,995)

Pro Forma Presentation of Net Inc.
Net Income (Loss)	$(322)	$(11,770)	$(22,129)	$(18,995)

Pro Forma Tax (Provision)
Benefit at statutory rate of 15%	48	1,766	3,319	2,849
Pro Forma Net Income (Loss)	$(274)	$(10,004)	$18,810	$(16,146)

Pro Forma Income
share-basic and fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Pro Forma weighted avg. no. of
Common shares outstanding	1,637,500	1,475,000	1,637,500	1,475,000

Harcom Productions Inc.

Statement of Cash Flows

For the Nine  Months Ended September 30, 2007 and 2006

(UNAUDITED)

	Sept. 30,	Sept. 30,
	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	$(22,129)	$(18,995)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	12,411	12,411
Accounts receivable	13,306	12,830
Accounts Payable and Accrued Expenses	(2,911)	(4,871)
Prepaid expenses	(504)	(529)
Note Payable (Current)	378	(275)
Net Cash (Used) Provided By Operating Activities	4,315	571

Cash Flows from Investment Activities	0	0

Cash Flows from Financing Activities
Due to Related Party	6,885	(9,482)

Net Change in Cash	11,200	(8,911)

Cash, Beginning of Period	(568)	8,748

Cash, End of Period	$10,632	$(163)

Supplemental Information

Interest Paid	$22,956	$19,651
Income Taxes Paid	0	0

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

September 30, 2007

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after September15, 2003.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard s Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48).  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The company will adopt the pronouncement effective for periods beginning after July 1, 2007.  The company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements, but does not expect it to have a material effect.

In September 2006, the FASB issued SFAS No. 157, a standard that provides enhanced guidance for using fair value to measure assets and liabilities.   The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financials statements for an interim period within that fiscal year.  The Company will adopt this pronouncement effective for periods beginning after January 1, 2008.  The company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements, but does not expect it to have a material effect.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values with changes in fair value recognized in earnings.  The company will adopt the pronouncement effective for periods beginning after January 1, 2008.  The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements, but does not expect it to have a material effect.

Note 1 – Summary of Significant Accounting Policies (continued)

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

Intangible Assets

The cost to acquire intangible assets in 1999 has been allocated to the assets acquired according to the estimated fair values and amortized over a 15 year life using the straight line method. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment on an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  No impairment was identified for the years ended December 31, 2006 and 2005.

The identifiable intangible assets acquired and their carrying values at September 30, 2007 and 2006 are:

	September	September
	2007	2006
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(138,779)	(122,231)
Net Intangible Asset	$109,468	$126,016

Total amortization expense charged to operations for the quarter ended September 30, 2007 and 2006 was $4137 and $4137, respectively.

Note 3 – Accounts Receivable

At the close of the three month period ending September 30, 2007 management believed that the Accounts Receivable figure had become significantly lower than in prior years, and could not rectify it to sales minus collected revenues.   As a result, an internal audit of the Accounts Receivable reporting was conducted utilizing three separate methods of measurement, and confirmed that Accounts Receivable had been recorded improperly going back to the first quarter of 2007.   As a result, the source of the error has been corrected for future periods, and an adjusting entry was made in each of the first three fiscal quarters Debiting AR and Crediting Sales for $4666 on March 31, 2007, June 30, 2007, and September 30, 2007 respectively.    The cumulative effect of those entries are reflected in the financial statements for September 30, 2007.

Note 4 – Notes Payable and Long-term Debt

The Long term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.   The balance on the note payable was $164, 719 on December 31, 2005 and $158,937 on December 31, 2006.   The balance on September 30, 2007, net of current portion was $151,567.

Note 5 – Due to Related Party

During the years ended 2000 and 2001, advances were made to the Company from one of its members and its General Manager totaling $16,000.  This note payable is unsecured, due on demand and bears no interest.  In June 2007, the General Manager loaned the company an additional $10,000, bringing the balance owed on this non interest bearing note to $26,000.   Therefore the amount due as of  September 30, 2007 is $26,000.

Throughout the year ended December 31, 2006 and through September 30, 2007, the Company’s General Manager Charles Harwell advanced additional funds to the Company to purchase materials expensed as costs of goods sold.  These loans were made through the use of Mr. Harwell’s personal credit cards.  As such, the amount of interest accrued is dictated by the interest rate agreed to through Mr. Harwell’s credit agreement.  The amount due to Mr. Harwell, including interest, as of September 30, 2007 is $40,292.

Note 6 – Accrued Purchase Obligation

When the purchase was made from the related former owners, in July 1999, a clause in the agreement was included which outlined the obligation for health insurance and automobile costs to be paid on behalf of the former owners.  Since June 2002, none of these payments have been made, therefore the Company is in default on the liabilities and as such the amounts have been reflected as current liabilities.  The balance due on this obligation, including interest accrued as of September 30, 2007 totals $112,705.

Note 7 – Other Commitments and Contingencies

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

Note 8 – Subsequent Events

On November 21, 2007 the related former owners from whom the business was purchased, executed an amendment to the original contract for sale from July 1999 that released Harcom Productions from any and all accrued balances and future accruals associated with the clause pertaining to health insurance and automobile costs as outlined in Note 5 above.    The net effect of this agreement on the future financial statements will be a decrease in Liabilities of $115,227 and an increase in Stockholder’s Equity by that same amount.

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

Results of Operations for the three months ended September 30, 2007 and 2006.

Revenues:

For the three months ended September 30, 2007, total revenues were $118,569 as compared to total revenues of $152,146 for the same period in the prior year.  This is a decrease of $33,577 or 22%.  Management attributes this decrease to a reduction in our sales staff in the third quarter of 2007 as compared to the same quarter of 2006.  Also, Management believes that increases in energy costs have effected most of the small business owners to whom we market our product, thus making “on-hold” messages more of a “luxury” rather than a necessity.  It is simply more difficult to convince them to purchase our product, than it was at this time last year.

Cost of Goods Sold:

For the three months ended September 30, 2007, total Cost of Goods Sold was $33,674 as compared to total Cost of Goods Sold of $59,112 for the same period in 2006.   This reduction of $25,438 or 43% occurred for two reasons.  With sales dropping by 22%, the costs to deliver those sales will drop by approximately 14%, based on past history.  The additional savings were attributable to advances in technology.  Management estimates that 95% of all new phone systems are now compatible with digital technology as opposed to 80% at this time last year.  This, accompanied by the development of lighter, less expensive digital units required to play our telephone on-hold messages, creates a significant savings in our cost of goods sold, as the units are less expensive for Harcom to purchase, and the freight is lower.

Telephone Expense:

For the three months ended September 30, 2007, total Telephone Expense was $2504 as compared to $4352 for the same period in 2006.   This reduction of $3300 or 42.5% is partially due to slightly better rates from our long distance carrier.  The more substantial reason is that we are now shipping over 50% of our finished products out without the need for “playback”.   We used to play back every finished product to the owner over the telephone for their final approval.  In November of 2006, we shifted to a policy of playing one speculative message to the prospect, so they could hear their name and information in the on hold message.  Once they agree to purchase the system and the messages, we complete the work in the studio and ship the product without having to re-contact them by phone and play 6 minutes worth of messages.  This has cut our telephone time substantially.  We also instructed  our service technician to take the inbound calls on the toll free number, then secure the clients’ phone number, and then to call the client back immediately on an outbound watts line.  This saves significant telephone costs as well.

Total Payroll/Employee Compensation:

For the three months ended September 30, 2007, total Payroll Expense was $59,813 as compared to $80,798 for the same period in 2006.  This reduction of $20,985 or 26% was due to the fact that we had fewer employees on staff.

Net Income:

For the three months ended September 30, 2007, Net Loss was ($322) as compared to a Net Loss of ($11,770) during the same period of 2006.  This resulted in the same loss per common share of ($.01) as the same period for the prior year.  The $11,448 decrease in the Net Loss for the three months ending can be attributed to a managing expenses tightly, while striving to keep revenues as healthy as possible through improved training for our sales representatives.  A reduction in the several key expense categories listed in the section above as well as a drop in Cost of Goods Sold enabled Harcom Productions Inc. to make up some of the ground caused by decreased revenues.

Results of Operations for the nine months ended September 30, 2007 and 2006.

Revenues:

For the nine months ended September 30, 2007, total revenues were $363,917 as compared to total revenues of $463,489 for the same period in the prior year.  This is a decrease of $99,572 or 21.5%.  Management attributes this decrease to a reduction in our sales staff in 2007.  Management expected that sales would remain at a similar level to those of the prior year if we replaced two of our higher earning sales representatives who were assigned to the higher quality leads with three new sales people.  Our plan was to distribute those leads to three other tenured representatives and hire three newer representatives at a lower payroll amount than the two original representatives.  The replacement of one representative had to with their deteriorating attitude and office conflict, while the other simply relocated to another state on good terms.   Unfortunately, upon executing that plan, we have not replaced all of that revenue.  Also, Management believes that increases in energy costs have effected most of the small business owners to whom we market our product, thus making “on-hold” messages more of a “luxury” rather than a necessity.  It is simply more difficult to convince them to purchase our product, than it was at this time last year.

Cost of Goods Sold:

For the nine months ended September 30, 2007, total Cost of Goods Sold was $120,235 as compared to total Cost of Goods Sold of $178,841 for the same period in 2006.   This reduction of $58,606 or 32.7% occurred for two reasons.  With sales dropping by 21.5%, the costs to deliver those sales will drop by approximately 14%, based on past history.  The additional savings were attributable to a significant drop in Sales Commissions of $19,515 as well as advances in technology.  Management estimates that 95% of all new phone systems are now compatible with digital technology as opposed to 80% at this time last year.  This, accompanied by the development of lighter, less expensive digital units required to play our telephone on-hold messages, creates a significant savings in our cost of goods sold, as the units are less expensive for Harcom to purchase, and the freight is lower.   The lower commissions resulted partially from the drop in sales, but also in the fact that we replaced two of our more tenured sales people who were earning higher commission rates, with three new representatives.  The three new representatives have not been able to completely replace the revenues from the more tenured representatives, but the ratio of their commissions per dollar of sales volume is lower as a total.

Professional Fees:

For the nine months ended September 30, 2007, total Professional Fees were $16,769 as compared to $547 for the same period in 2006.  This difference is reflective of the costs required to secure the services of PCAOB auditors and counsel to prepare filings to remain in compliance with the regulations of the Securities and Exchange Commission.

Telephone Expense:

For the nine months ended September 30, 2007, total Telephone Expense was $8401 as compared to $13,549 for the same period in 2006.   This reduction of $5148 or 38% is partially due to slightly better rates from our long distance carrier.  The more substantial reason is that we are now shipping over 50% of our finished products out without the need for “playback”.   We used to play back every finished product to the owner over the telephone for their final approval.  In late 2006, we shifted to a policy of playing one speculative message to the prospect, so they could hear their name and information in the on hold message.  Once they agree to purchase the system and the messages, we complete the work in the studio and ship the product without having to re-contact them by phone and play 6 minutes worth of messages.  This has cut our telephone time substantially.  We also instructed  our service technician to take the inbound calls on the toll free number, then secure the clients’ phone number, and then to call the client back immediately on an outbound watts line.  This saves significant telephone costs as well.

Total Payroll/Employee Compensation:

For the nine months ended September 30, 2007, total Payroll Expense was $180,276 as compared to $230,100 for the same period in 2006.  This reduction of $49,824 or 21.7% was due to several variables.  The two tenured representatives discussed in the Cost of Goods sold section above were earning a higher rate of base salary as well as commissions.  When they were replaced with new representatives that figure decreased.  Also, we no longer required the position of playback technician on a full time basis, so we were able to eliminate that salary and pass the remaining few clients who still expect a full play back of their product to the Department Sales Managers, without any increase in those Managers’ compensation as a result.

Net Income:

For the nine months ended September 30, 2007, Net Loss was ($22,129) as compared to a Net Loss of ($18,995) during the same period of 2006.  This is a $3134 increase in the cumulate Net Loss figure for the nine month’s ending.   Management believes there are very few areas where expenses can be further reduced to improve the Net Income figure.   Management is concerned about the drop in overall revenue during 2007 and is therefore seeking some additional capital through various means to enhance the internet presence of Harcom Productions and to add two more sales representatives to the staff.

 Liquidity and Capital Resources:

During the twelve month period between September30, 2006 and September30, 2007, there was an increase of  $10,795 in the working capital available to Harcom Productions Inc.  In 2006, the working capital was $(163), twelve months later it was $10,632.   The change resulted primarily from a $10,000 non-interest bearing loan made to Harcom from the Director and General Manager, Charles Harwell in May 2007.

Our internal liquidity is provided by our operations. In the event the company needs additional funds for expansion prior to our raising capital through a private placement or debt financing, our President Shane Harwell, or the Director and General Manager, Charles Harwell, will provide any necessary capital.

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

(b)  Changes in Internal Control over Financial Reporting.

During the nine  months ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to shareholders for the period ended September 30, 2007.

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

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer President, Secretary, and Chairman of the Board	November 27, 2007