Form 10KSB
period 2007-12-31
Harcom Productions, Inc.
filed 2008-03-31
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                          For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               For the transition period from __________ to _________

Commission file number 333-139685

Harcom Productions, Inc.

(Name of small business issuer in its charter)

Oklahoma	73-1556790
(State or other jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

7401 East 46th Place Tulsa, OK	74145-7844
(Address of principal Executive Offices)	(Zip Code)

(918) 664-9933

Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  NONE

Common shares, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant’s total revenues for the fiscal year ended December 31, 2007 were $433,981

At March 31, 2008 a market value of the voting stock held by non-affiliates has yet to be established.

PART I

Item 1.  Description of Business

Business Development

Harcom Productions, Inc was originally formed as a Limited Liability Company on February 5, 1999 under the name The Powerhouse, L.L.C., under the laws of the State of Oklahoma. On February 26, 1999 our name was changed to Powerhouse Productions, L.L.C. Later, on June 28, 1999, our name was amended to Harcom Productions, L.L.C. when it was discovered that there was a company with a name similar to the one we were using.  Management filed Articles of Conversion on October 2, 2006 changing the company from a Limited Liability Company to a “C” corporation with 1,000,000 shares of common stock authorized at a par value of $0.001 per share.  On October 5, 2006, we filed articles of amendment to the certificate of incorporation changing the shares of stock authorized to 100,000,000 with a new par value of $0.01 per share.  Prior to February 1999 the company operated under the name Training Systems Inc. since 1970.  Training Systems Inc. was founded in 1970 by Robert Tolomeo Sr., Susan Harwell’s father. Mr. Tolomeo, Sr. built the company into the largest radio jingle syndication and on-hold messaging company in the nation up until the mid 1980’s.  In 1999 when Mr. Tolomeo, Sr. sold the company to Shane and Susan Harwell, it had retained its solid reputation and good name in the industry.  Mr. Tolomeo, Sr. requested that Shane and Susan Harwell change the name of the company, but the transaction permitted them to retain the experienced staff, and the non-cash assets of the company including the intellectual property of the music beds and jingles.  Since 1999, the company has maintained a solid reputation with significant clientele and provides a complete suite of turn-key services that offers customers the convenience and cost-efficiency of one-stop sourcing for all of their on hold messaging and radio advertising needs.  Since inception, we have engaged in providing Music-on-Hold and messaging for businesses. We are a brick and mortar company that has a full service recording production studio located in 4,000 square feet of office and studio space. Our rent on this space is month to month at $1,750 per month.   Harcom currently only requires about 3,500 square feet of the space.

Currently, we offer professional consulting in Music-on-Hold and messaging services as well some equipment sales and consultation services for commercial clients. All of the work we presently provide that requires actual production of messages we do on site. We do not use anyone on a subcontracted basis.  Our objective is to concentrate our efforts on targeting the same market that we have for nine years to maximize our market penetration.

Our Business

(1) Principal Products or Services and Their Markets

We provide commercial clients with professional Music-on-Hold messaging systems and message content.   We sell our products to business of every kind, including, insurance agencies, funeral homes, mobile home dealers, automobile dealerships, and collision repair shops across the country.  If they have a telephone system with Music-on-Hold capability, they are a potential customer.

Harcom’s facility is designed to optimize efficiency in both sales and production of the product.   The Company's team of experienced, qualified employees is able to present the product to the end business user directly over the telephone, play a sample for them, and have the purchasing decision made within minutes.  Information is then taken from the customer over the telephone and entered on to a fact sheet.  The fact sheet is passed to the scriptwriter who merges the custom information on the fact sheet with the generic version of the messages that are most appropriate to that industry to produce “scripts” from which the in house announcer can read.  Our in-house announcer then reads the custom scripts and blends their voice with the music beds that Harcom owns.  The production process takes about three weeks on average, and needs to be improved.  Next, the client is contacted by the sales manager who originally oversaw the initial point of sale and is given the opportunity to hear the finished production over the telephone in order to make any final changes.   Once perfected, the product is then stored in a digital player and shipped to the client and the invoice is generated.  Customers are billed monthly until the invoice is paid in full.  Because of our streamlined sales and delivery system, we offer our products at prices that are 10%-50% less than our competitors in the industry.   For those clients who require a module in order to achieve Music-on-Hold capability on their phone system, they purchase a module from us before we begin production.  This is due to our cost of the modules and businesses needing modules represents approximately 45% of our customer base.  Currently Harcom’s clients are comprised of about 25% independent insurance agents, 20% mobile home dealers, 15% funeral homes, and the remaining 40% are miscellaneous business entities including real estate agents, hardware stores, glass companies, auto body companies, automobile dealerships, and mailing and shipping stores.

Our principal products and services are as follows:

(a)

on hold messages as a stand alone product;

(b)

on hold converters; and

(c)

on hold players.

In addition there are a myriad of other businesses that can utilize our products.  Any business that has more than a single phone line that possesses Music-on-Hold capability is a potential customer.  In our experience, this includes about 88% of the businesses that can be contacted by telephone across the nation.  The range of our customers includes businesses that generate between $70,000 in annual sales to those that generate $15 million in annual sales.  If our potential customer has a marketing budget of at least $5,000 per year, our products fit nicely into the overall marketing scheme.

Many businesses find that although they may not have initially included Music-on-Hold products into their budget it makes little sense for them to invest heavily in other forms of advertising in an effort to create in-bound telephone calls only to lose a significant opportunity while those callers are placed on hold. On hold messaging provides the opportunity for the business to encourage the caller to be patient and remain on hold until someone can assist them.  Studies have shown that callers will remain on the line an average of sixty seconds longer when the business has messages playing versus no message or music playing while the caller is placed on hold.  In today’s business environment the potential customers who are retained during that 60 seconds of wait time can contribute to a material portion of the sales for that business.

In addition, custom-crafted messages by Harcom Productions Inc. provide the business with the opportunity to up-sell the caller or cross sell the caller as the messages educate the caller on the variety of products or services that the business offers, some of which the caller was initially not aware. Finally, our on hold messages are an important tool for the small business because all of the music is created in our studios at Harcom Productions.   Since we hold the rights to the music beds, the business owner is never in danger of offending the American Society of Composers, Authors, and Publishers (ASCAP).  ASCAP is the artists’ union that routinely files suit against those who use music written and performed by one of their artists to promote a product or service.  Utilizing the local radio station or a CD produced by an artist or label of any kind as on hold music for inbound callers is a violation of copyright law and puts the user at risk of being the subject of a law suit brought by ASCAP.  So theoretically every business playing Music-on-Hold must utilize a service such as Harcom Productions in order to be in compliance with ASCAP copyright law.   In addition, the business which chooses to use the local radio station as their on hold music runs the risk of playing a commercial for their competitor that is being broadcast over that station while the caller on hold is waiting to receive assistance.

 (2) Distribution Methods of the Services

The primary delivery of products and services is through land based delivery and/or mail from our home office location in Tulsa, Oklahoma. With the implementation of our expansion we will hire five (5) sales representatives to cover a specific industry(s).  We have targeted June 2008 to hire sales representatives (reps) for our expansion.

Our sales reps will be responsible for business development in their specific industry(ies). They will target the specific commercial segment(s) as well as development of business in other industries. We will supply the reps with laptop computers and the appropriate software to download/upload data and information throughout the business day. Orders will come in to the central office and will be sent to production for completion. The completed work product will be drop-shipped directly to the customer using land-based services.

We anticipate that we will not provide services to out-of-country clients until, and unless, we have completed our website to obtain international business in English speaking countries.

(3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. While the Internet will provide a new tool for advertising and customer interface, there has been no significant change in the services we provide. We will be utilizing the Internet as a mainstay of our future advertising and support for our sales representatives.  Additionally our research will be focused on how our competitors are utilizing the internet to provide services to their clients.  We will also be researching how to make our expanded sales force available to other companies who require skilled telesales people to offer their products or services.

(4) Our Competition

               In order to compete effectively in the music/message on-hold business, a company must provide a wide range of quality services and products at a reasonable cost. This business market as a whole is characterized by intense competition with a large number of companies offering or seeking to develop services and products that will compete with those that we offer. It is our belief, based upon our experience that the failure rate of small businesses indicates that far too many begin operations prior to having the skills and knowledge necessary for the day-to-day business operations as well as the necessary capital. As a result, we developed our individualized approach to offering music/message on hold services.

Our ability to provide personalized service through our representatives as well through ordering via the Internet takes our services one step beyond typical localized music/message on hold and their offerings. The small, localized providers primarily operate within their own geographic confines and will not directly compete with us in all the geographic areas within which we will operate. We believe we compete favorably with the firms that provide products and services similar to ours because those firms still focus on providing products and services through a brick and mortar facility only. While each localized provider could conceivably be considered a competitor, realistically they compete more on a local geographic basis. The typical provider locates in an area that has the demographics to support the business. As a result of our nine years of operations we have a strong, loyal customer base. Due to the strong loyalty demonstrated previously by clients to our Company we do not feel there is a threat from local providers “stealing” our customers.

Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

Our competitors may have methods of operation that have been proven over time to be successful. Our methods of operation for our expansion of operations have not been proven to be successful.  Our last search on the internet found over 350 companies that produce and/or sell on hold messaging services. However, Harcom possesses a solid position in the industry due to our experienced sales force and quality products which are competitively priced.  We are able to present the product to the end business user directly over the telephone, play a sample for them, and have the purchasing decision made within minutes.

The three main competitors that we encounter on a regular basis as we approach potential customers are Impressions on Hold, Muzac, and Applied Media Technologies.  These are top tier companies who are much larger than Harcom, and have a more sophisticated system of producing the product and making eventual changes to the product on behalf of the client.   This is part of the reason for the advanced web site development in our business plan.  Impressions on Hold and Muzac distribute their product through a franchise model.   They have local sales agents in 75 and 200 cities respectively, whereas we conduct business strictly over the telephone.  We were able to compete with them in 2000 and 2001 because our pricing structure was about half of our competitors.  At that time, an Impressions on Hold customer paid around $1200 annually to have their needs met.  Impressions on Hold would persuade the customer to change the content of their messages every month and their need for what was then advanced digital technology.

Based on feedback from potential customers who had purchased on hold products in the past, management of Harcom believed that monthly updates were rarely used by customers and that changing messages every month was not necessary.  Most customers are happy with a change to their content one to three times annually.  Impressions on Hold is still priced approximately $355 higher than our products ($1,045 for module and messages vs. $690 for module and messages with Harcom).  They do provide a face to face sales rep, and installation, for which they charge $250.  Our technical department will often instruct the customer on how to install the digital player directly over the telephone.  This provides the customer with further savings.  Muzac sells their Music-on-Hold messaging for $100 per month.  Again, our price point helps us earn business there.   Applied Technologies is the most competitive of the three as they provide a one minute version vs. Harcom’s six minute version for the same price as Harcom.  Most potential customers don’t know why the extra five minutes of variety is important.  Applied Media Technologies and Impressions on hold were both founded in 1991 and boast revenues of Three Million Dollars annually each.   Muzac was formed in 1947 and generates over One Million Dollars per year in sales.  It is safe to assume these three companies will be around for many years to come.  All three companies not only have a strong internet presence, but provide back-end web technology for the customer to make changes and to communicate with their customer service staff.  We do not have a web site at present, and that is one reason why we include the development of the site as part of our future plans.

Management believes that the key to remaining competitive is to keep our price structure where it is today while moving to more of a web based model on service and support.   Our company sometimes struggled in the past to make it onto the approved vendors list for some of the major insurance companies and Real Estate companies because we did not have a web presence or the ability for their agents to interface with us via the internet in order to make changes to their content.  As of March 31, 2008 our website is over half finished, and management expects it to “go live” by April 31, 2008.

 (5) Sources and Availability of Raw Materials

In today’s market, compact discs (CDs) and CD players are readily available at almost any discount office supply or wholesale store, so those “raw materials” are never out of stock in Tulsa.  We currently only ship an average of four CD players per month to our customer base, so most of our materials are the digital recorders and modules.  There are a multitude of blank CD manufacturers, CD player manufacturers, and stereo wire manufacturers, from which we prepare our “pigtail” adaptors.  Consequently, if by some occurrence our current supplier ceased to manufacture these staple items, we could locate another supplier within minutes.

The other key aspect of our business requires people who can communicate over the telephone.  This will never be a challenge for us as long as we can pay a competitive wage.  Most job applicants are from the Midwest, providing for a “dialect” that is easy for our clients nationwide to understand.   Also, voice talent for the productions themselves is abundant, especially in the Tulsa area.   The University of Tulsa, Oral Roberts University, Tulsa Broadcasting College, Tulsa Community College, and Oklahoma State University-Tulsa campus all offer undergraduate degrees with a major in Telecommunications and Broadcasting.  These universities along with several local talent agencies insure an abundant supply of “voice talent” from which to choose.  We only need one solid female voice talent who can remain a full time employee, and one male talent to whom we can outsource.

The same would hold true of writers who are needed to blend the templates of each message with the unique information for each client.  Though our computer program can merge the two, we still require a full time script writer; with an effective command of grammar and syntax.   With the universities in our area and the desire on the part of many writers to maintain steady employment, the resource of writing skill is in abundant supply.

Finally, sales managers are an important part of our business.  We have been able to retain the manager we currently have for over seven years.  However, we always have representatives who become strong in our selling system who occasionally offer to take on a leadership role if one should arise.   Our experience tells us that being able to interact with prospective customers and the ability to close the sale is one of the most important tasks of a team leader.  We have identified one representative to whom we will be presenting this opportunity for advancement during the second quarter of 2008.  When a team leader is able to assist the representative in capitalizing on the closing opportunities that the representative creates, there is a synergy that is created between the representative and their team leader.  This helps keep management/employee conflict to a minimum, so the role of the manager is made easier.

At this time we do not see a critical dependence on any supplier(s) that could adversely effect our operations.

(6) Dependence on Limited Customers

We do not rely on any one or a limited number of customers for our business. We expect to further increase our client base once we obtain additional funding and ramp up expanded operations. While our target markets are unlimited, we may have to rely on several major industries while we develop other markets.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Since we hold the rights to the music beds, we must maintain these rights so we are not in violation of copyright law.  ASCAP is the artists’ union that routinely files suit against those who use music written and performed by one of their artists to promote a product or service.   Utilizing the local radio station or a CD produced by an artist or label of any kind as on hold music for inbound callers is a violation of copyright law and runs the risk of being enforced by ASCAP.  So every business playing Music-on-Hold must utilize a service such as Harcom Productions in order to be in compliance with copyright law.

At the present time we own the domain name, HarcomProductions.com, with an annual renewal on that domain through Network Solutions for  thirty five dollars.  Besides that we do not have any patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

(a)

these agreements will not be breached;

(b)

we would have adequate remedies for any breach; or

(c)

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of either our products or services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8) Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval. We do have to maintain our corporate status as well as any necessary sales tax and business licenses.

(9) Government Regulation

As a music/message on hold provider, we are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our activities are subject to local business licensing requirements. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

(10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on Internet research and development.

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to any federal, state or local environmental laws. Our products and services do not contain any materials that have any environmental elements that require special handling or disposal methods.

(12) Our Employees

As of March 31, 2008  there are 10 full-time employees of Harcom Productions, Inc.  Our sales manager has been with our company for seven years.  Another three members of our staff have more than five years of tenure with the company.   In addition to our General Manager, Charles Harwell, and the sales manager we have one employee who serves as both custom script writer and IT coordinator that has been a part of our success.  He has been with Harcom for seven years.  Mr. Harwell currently provides the strategic direction and the necessary internal accounting controls for the company.

Item 2.  Description of Property.

We are a brick and mortar company that has a full service recording production studio located in 4,000 square feet of office and studio space.  Our rent on this space is month to month and totals $1,750 per month.   At a price of less than $4 per square foot, it is equivalent to warehouse space prices in Tulsa. We do not own the property. Harcom currently only requires about 3,500 square feet of the space.    There is ample parking for all employees and guests, and room for expansion of the sales force by additional seven staff members.

Item 3  Legal Proceedings.

There are no current or ongoing legal proceedings involving Harcom Productions, Inc., nor are there any of which we are aware.

Item 4. Submission of Matters to a Vote of Security Holders.

During our fourth fiscal quarter that ended December 31, 2007, we submitted one item to a vote of security holders.  On November 27th, 2007 we distributed an invitation to the meeting to all shareholders in anticipation of our annual meeting which was held on December 13, 2007.  No proxies were solicited and the board of directors as previously reported to the Commission was re-elected in its entirety.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

On March 17, 2008 our common stock was listed for the first time on the OTC Bulleted Board under the symbol “HRCM”.   As of March 31, 2008, no shares of our common stock have been sold.    In coming months, price quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should an active market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other on-hold messaging companies, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.  Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.   Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

As of March 31, 2008 there were 47 holders of record of our common stock and 1,637,500 shares of common stock outstanding.   The CUSIP number for our common stock is 41164R 106.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

General Overview

The following Management’s Discussion and Analysis is intended to help the reader understand our company.  It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Forward-Looking Statements

Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “could,” "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in economic conditions, legislative/regulatory changes, the availability of capital, interest rates, and the competitive environment.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein, and are included in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this annual report on Form 10-QKSB. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

Analysis of Condition

For the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006 our revenues (after refunds) dropped from $597,478 to $433, 981.  This drop of $163,497 or 27.3% was due to the loss of one of our two team leaders.  When her employment was terminated in December 2006, it left five sales people who were currently under her leadership in need of supervision and assistance with closing sales.  The most apparent solution was to move those five sales staff under the leadership of the remaining team leader.  However, the task of supervising eleven sales people proved to be too difficult.   Management is currently in the process of promoting one of the current sales people to a team leader position.

Due to the mastery of certain nuances required in closing these sales, it can often take six months to identify someone with the sales ability to lead a team.  The next step is to discover if they have the ability to manage and lead others.  Management estimates that both of these characteristics are in place in the person we are about to promote.  Management also believes some of the decrease in revenue is due to the national economy becoming sluggish in the latter half of 2006.   When this dynamic occurs, the small business owners to whom we sell our products can sometimes view our on hold messages as more of a luxury than a necessity.

With the drop in revenues, our Cost of Goods Sold dropped by $70,476.  This drop of 31.3% is a larger decrease than the percentage drop in revenue.  This was due to the price of the digital technology that we utilize continuing to decrease.  Management has observed this trend of decreased pricing on the digital modules for the past five years, and believes that the technology may have found its lowest level in terms of pricing.

The Total Operating Expenses experienced a decrease of $84,665 of only 20.4%.  Management estimates that this ratio is not as high as the commensurate decrease in revenues because of two variables.  First, the overhead for building, and other fixed costs cannot be shifted due to lower revenues.  Secondly, management has not felt it prudent to convert current support staff, such as the announcer, receptionist, script writer/IT person, from full time status to part time status.  Since the support staff is compensated in the same way regardless of sales volume, it creates a deeper financial loss when sales are decreasing, than that created by variable expenses.

Despite the net loss increase of $26,513 for 2007 as compared to $2006, our Balance Sheet improved.  The reason for this was an amendment to the original sales contract of the business to the current majority shareholders.  The original seller is a related party, who agreed to amend a portion of the agreement which reduced the Current Liabilities of the company by $ 100,842 when comparing to the liabilities on the December 31, 2006 Balance Sheet.  With the cancellation of the debt occurring on November 21, 2007, the actual amount forgiven up to that date, including interest during 2007 was $115,227.

Future Plans that could affect our condition

Staffing Plan

Once our new team leader is in position, we intend to establish a larger sales force during 2008.  We will do this in two ways.  We will hire four new telesales representatives, and we will also expand our sales model to include outside sales reps in various cities.  We believe it is critical to have a larger presence in the national market so that we can work effectively with local clients as well as the commercial market segment nationally. Using the market penetration of our company as the model, we extrapolated what we believe are realistic goals for sales and revenue to determine the number of sales persons to add to our staff.

It is important to note that there is risk associated with expanding the sales force.  With the local sales force, there is not only time and focus of management required to recruit and train these representatives, but also a base salary is also needed to keep these newer representatives stabilized financially while they learn the industry.    There is a chance that the base salaries being offered could exceed future sales totals, especially in the short run.  For our outside sales representatives, management will be recruiting them through internet job sites likes Monster.com and HotJobs.com.  Although their compensation will come from a percentage of collected revenues resulting from their clients, and thus create no compensation expense without revenues to offset them, there still remains the challenge of significant management time and focus in recruitment, remote training and administering order fulfillment and compensation.  Despite the risks associated with this expansion, management believes the company needs to increase revenues in order to offset the fixed costs that currently exist.

Internet, Studio, and Technology Plan

We will compete with traditional "brick and mortar" providers of music/message on hold services. Once our website is operational around April 15, 2008, however, we will also compete with other Internet-based companies and businesses that have developed or are in the process of developing competing websites. Our website is being completed by a local web design firm and designed to target our current market segments as well as other business markets. We intend to have a user-friendly website which provides prospective clients with a complete listing of our available services. We plan to design our website to allow current and potential clients to ask our “sales reps” introductory questions via e-mail. We believe that interchange will allow us to tailor our services to each particular client.

 Although the quality of the messages is not a current concern to our clients, with a significant investment in studio upgrades we could cut our production and playback turnaround time by 25%.   We would also have the ability to email audio files to about 20% of our current clientele who already have digital on hold modules as part of their phone system.  This would cut our shipping costs by about $4,000 per year.  However, our shipping costs are passed on to the client at present so that technology would be a convenience factor for our clients more than a significant cost savings to the Company.

We will need to equip our sales and marketing reps with telephones, laptop computers, software designed for quoting jobs and personal communication devices. The necessity of close contact with each rep is a must. Orders must be uploaded to our headquarters when received so they can be processed expeditiously for customer satisfaction. While the cost of computer equipment has decreased for basic equipment, the needs of our reps will exceed this basic need. They will require peripheral devices and software that will make each setup complete.  If revenues do not rise significantly as a result of the website, and the newly formed inside sales team, we will run the risk of remote representatives feeling ill equipped to carry out their duties.

Marketing Plan

Since we currently lack any type of website, just the fact that we have a site that is functional will increase our sales by 15% because of the credibility factor.  We believe that we are consistently losing sales to competitors because we lack the credibility of firms who actually have a web site on the internet.

The next step will be to add the capability of the site to store each customer’s finished on hold messages so that they can download them at any time to the digital device that we already ship to them. It is estimated by our sales managers that this capability will allow us to qualify as an “approved vendor” for Allstate Insurance, Century 21 Realtors, and Clayton Mobile Homes.   The independent agents for these companies often still do business with us but we lose 10% of our interested prospects who are agents for these three companies when they discover we are not on the official vendor’s list for these companies.  Some agents care a lot about that approved vendor list while others have no regard for it at all.  In our discussions with the national headquarters for these three companies, as well as the headquarters for other companies they all want our company to provide downloadable audio files from a central web site in order to gain this approval as one of a handful of vendors on their approved list.

We will utilize a direct marketing person to contact companies to solicit business.

Our target markets and marketing strategy will be fully developed. Our marketing initiatives will include:

(a)

utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;

(b)

links to industry focused websites;

(c)

affiliated marketing and direct mail

(d)

presence at industry trade shows; and

(e)

promoting our services and attracting businesses through our proposed website.

We believe that our experience from operating a brick and mortar facility for seven years will serve us well with our marketing initiative. As a company we have learned the value of a good presence at trade shows and conventions for our industry.  By having more of our reps at trade shows we can build relationships quicker and gain market share at the same time. While there are two major shows, there are many regional events for reps to attend to solicit clients.

We will develop a high quality brochure to send when we utilize a direct market campaign. We have tentatively set the third quarter of 2008 as a target date for a direct mail campaign. By waiting until the third quarter, our newer sales reps will have sufficient time to develop their skills.

Sales Plan

- Power Point Presentation. We plan to create a flexible Power Point presentation that our marketing department will use to deliver a professional sales presentation specifically tailored to the needs of our target markets. The presentation will have a core section that is generic to all customer segments as well as specific customer segment modules allowing modification of the presentation for the appropriate audience. Additionally, this Power Point presentation will be the basis for brochures and print advertising layout to ensure we have a consistent look through out all our marketing communications.

- Capability Brochures. We expect to create a capability brochure featuring our family of services and products. This will be a high quality brochure with extensive detail.

- Public Relations and Advertising. We plan to implement a campaign to obtain media coverage by publishing persuasive news articles and feature stories that increase the awareness of the business services and further the acceptance of our products, services and technologies as the solution to targeted customer segments.

Financing Plan

Funds from current operations are barely covering our monthly requirements.  If sales do not rise significantly in the first two quarters of 2008, we may have to secure additional funding.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  Toward this end, on May 3, 2007 The Company retained the services of Cresta Capital Strategies, LLC, a FINRA member firm, to assist the Company with corporate finance and investment banking services.   Cresta Capital Strategies was issued a retainer of 100,000 restricted shares of common stock as reflected in our financial statements contained in this report.   If adequate funds do not become available on favorable terms we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loans when made, if ever. None of our officers or directors are obligated to pay for our expenses. Moreover, none of our officers or directors has specifically agreed to pay our expenses should we need such assistance.

Item 7. Financial Statements.

See Financial Statements following the signature page of this report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no disagreements with Accountants on Accounting and Financial Disclosure.

On May 2, 2007, Harcom Productions, Inc. (“Registrant”) dismissed its independent registered public accounting firm, Killman, Murrell & Company, P.C. (“Killman”). The reports of Killman on the financial statements of the Registrant as of December 31, 2005 and for the two years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

The decision to change independent registered public accounting firms was approved by the Board of Directors of the Registrant. During the Registrant’s two most recent fiscal years and the subsequent interim periods through May 2, 2007, there were no disagreements with Killman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Killman, would have caused it to make reference thereto in its reports on the financial statements for such years.

On May 2, 2007, the Registrant engaged Li & Company, PC as its new independent certified public accounting firm to conduct an audit of the Registrant’s financial statements for the year ended December 31, 2006. This action was previously approved by the company’s Board of Directors.

On August 20, 2007, Harcom Productions, Inc. (“Registrant”) dismissed its independent registered public accounting firm, Li & Company, PC (“Li & Company”).  From the period beginning May 7, 2007 when the firm of Li & Company was engaged until August 20, 2007, no reports were produced by the independent accounting firm.  The decision to change independent registered public accounting firms was approved by the Board of Directors of the Registrant.

During the period of engagement, there were no disagreements with Li & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li & Company, would have caused it to make reference thereto in its reports on the financial statements for such years.

 On August 21, 2007 the Registrant engaged Moore & Associates, Chartered Accountants and Advisors as its new independent certified public accounting firm to review the Registrant’s financial statements.  Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

Item 8A(T).  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Harcom Productions Inc.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing ad maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of 12/31/07. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of 12/31/07, our Internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange commission that permit the company to provide only management’s report in this annual report.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.  Other Information

None

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Table 3.0 Directors and Executive Officers

Name	Age	Position
Shane Harwell	42	President, Secretary and Chairman of the Board of Directors (1)
Susan Harwell	42	Treasurer/Director (2)
Charles Harwell	68	Director (3)

(1) This is the first Directorship of a reporting company held by Mr. Harwell.
(2) This is the first Directorship of a reporting company held by Ms. Harwell.
(3) This is the first Directorship of a reporting company held by Mr. Harwell.

Background of Executive Officers and Directors

- Shane Harwell has served as our President/Chairman of the Board of Directors since our incorporation in October 2006, prior to which he was our Member/Manager since February 1999.  Mr. Harwell began his tenure at the company being responsible for all of the day-to-day operations. This included sales, running of the audio studio, bookkeeping/accounting and the maintenance of the equipment. The responsibility of hiring and training all new employees fell on Mr. Harwell. He developed the necessary job descriptions and company manual providing all the policies and procedures of the company. In coordination with his accountants, he set the internal controls over the accounting and financial management of the company.  Shane Harwell was the member/manager of Harcom LLC with 50% ownership of the units since February 1999.   When the conversion to a C corporation occurred in October 2006, Mr. Harwell was President and Secretary and appointed to the Board of Directors in the Articles.  Mr. Harwell has been involved in the production and distribution of audio and visual tools to businesses since 1988.  In 1987 Mr. Harwell graduated Summa Cum Laude from Oral Roberts University in 3.5 years with a 3.9 GPA and a Bachelor of Science degree in Accounting.  Immediately following graduation, for four years, he served as General Manager of Training Systems Inc., the largest producer and distributor of radio jingles in the nation at that time.  Training Systems Inc. was owned by Mr. Harwell’s father in law, Robert A Tolomeo, who mentored Mr. Harwell during that time passing on twenty years of experience in the industry.  During that mentorship Mr. Harwell learned all aspects of the business and made improvements and management changes where needed.  This included the accounting and administration area, order processing, production, sales, and playback.

From 1992 to 2000 Mr. Harwell transferred his skills from the business sector to the non- profit sector.  Serving as Vice President of Sales and Marketing for Impact Productions in Tulsa, Oklahoma  he began his sales force with one part time staff member and built it into a full time staff of 60 people as they became the largest producers and distributors of outreach television  commercials for churches in the nation.  In 2001 his marketing team was purchased in an acquisition by Faith Highway, a Delaware Corporation based in Austin, Texas.   Faith Highway purchased the group under the stipulation that Mr. Harwell remain in charge of the large marketing force.  In 2002, Mr. Harwell was promoted to President of Faith Highway.   During his tenure there Faith Highway became the largest producer and syndicator of websites for churches, while remaining the top production company for outreach television commercials.  During his last six months of employ with Impact Productions, Mr. Harwell spent thirty hours a week for six months on site at Harcom Productions, as his father, Charles Harwell took the reins.

- Susan Harwell has served as our Treasurer and as a Director since October 2006.  From February 1999 to present, Ms. Harwell helped shape the process in the playback department, production department and the billing and administrative areas.  She has been involved in the music/message on hold industry for over twenty years.  Her expertise is in the areas of office administration and production of the audio products themselves.  Susan Harwell is the wife of our President, Shane Harwell.

- Charles Harwell has served as a Director since February 2000. He has been the General Manager of all daily activities of Harcom Productions since January of 2001.  Mr. Harwell attended Samford University in Birmingham, Alabama, and in 1962 received his Bachelor of Science Degree in Accounting.  In 1972 Mr. Harwell earned a Master’s of Science Degree in Management from Rollins College in Winter Park, Florida.  Mr. Harwell also served in the United States Air Force from the years 1962-1965, where he received an honorable discharge with the rank of 1st Lieutenant.

As he entered civilian life, he accepted a position with the Florida Gas Company in Winter Park, Florida as the Plant Accountant.  He then decided to move on to the American Fire and Casualty Insurance Company in Orlando, Florida where he became their Chief Accountant from 1967-1970.

Then from 1970-1982 Charles worked for the Walt Disney World Company in Lake Buena Vista, Florida.  As the Manager of General Accounting he coordinated all areas of general accounting which included general ledger, cost accounting, inventory control, and the fixed assets departments.  He produced the financial statements for the Walt Disney World Company and fourteen other related companies.  Then, as the Manager of Resort Finance, Mr. Harwell was responsible for the financial decisions pertaining to Walt Disney World hotels, campgrounds, and golf courses.  He managed all hotel night audits and convention accounting.  As the Manager of Golf Operations, he managed three golf courses and established operating procedures for merchandising, operations and maintenance.  Charles was also the Co-Chairman of the Walt Disney World Golf Classic.

From 1982-1986, Mr. Harwell served as Executive Vice President of Management Per Se in Orlando, Florida.  He supervised all facets of land development to include locating desirable property, arranging financing, designing plans for development, obtaining government approvals, preparing financial plans, and overseeing the construction of the projects.

From 1986-1995, Mr. Harwell served as the Vice President of Finance and Administration for Palm Beach Atlantic College in West Palm Beach, Florida.  In this position, he managed all business and support services functions including Accounting and Finance, Personnel Security, Financial Aid, Food Service, and Campus Mail.  He assured quality management of the Campus Bookstore, and Building and Grounds Maintenance.  Mr. Harwell spearheaded the planning and construction of all new facilities.  His responsibilities also included the purchasing of all items required to facilitate a four-year educational institution.  At this time he was also the Assistant Professor in the School of Business where he taught courses in Finance, Accounting, Marketing, and Forecasting.

From 1995-2000, Mr. Harwell served as the Director of Operations for Team Classic Golf Services, Inc. in Orlando, Florida.  He assisted in procurement of a $51,500,000 bond issue for the financing of a multi-faceted golf complex.  He was responsible for all golf operations including the merchandising, the pro shop, golf course maintenance, custodial, and security.  Mr. Harwell also served as the owner’s representative for the construction of the golf complex.

In 2000, Mr. Harwell began working for Harcom Productions as the General Manager.  He spent several months working alongside of Susan Harwell, (his daughter in law), who has been working in and around this specific industry for twenty years.   Mr. Harwell quickly mastered the nuances of the office administration system as well as the production and delivery systems of the audio products themselves.  In early 2001, our President Shane Harwell worked alongside of Mr. Charles Harwell sharing his expertise in recruiting and sales training.   Charles Harwell has kept the company on a steady course while managing all day to day activities of the company for the past six years.   Our revenues have remained stable with slight growth over that time, despite a significant national economic downturn in 2001 and early 2002.  Mr. Charles Harwell is the father of our President Mr. Shane Harwell.

CODE OF ETHICS

We have adopted a code of ethics as of November 11, 2006 that applies to our principal executive officer, principal financial officer and principal accounting officer as well as our employees.  Our standards are in writing and will be posted on our new website once the site is operational.  Our complete Code of Ethics has been incorporated by reference to Exhibit 14 of the Company’s Current report on Form SB-2 which was filed with the SEC on December 26, 2006.  A copy of our code of ethics is available to any person without charge, upon request.   Requests can be made by sending a self-addressed stamped envelope to:

Request for Code of Ethics

c/o Harcom Productions

7401 East 46th Place

Tulsa, OK  74145-7844

The following is a summation of the key points of the Code of Ethics we adopted:

•

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our company;

•

Full compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Item 10. Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2006 and 2007, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2006 and 2007, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 7.0 Summary Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Shane Harwell (1), President, Secretary and Chairman of the Board of Directors	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Susan Harwell (2), Treasurer/Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Charles Harwell (3), Director	2006	39,000	-0-	-5-	-0-	-0-	-0-	10,117	49,122
	2007	39,000	-0-	-0-	-0-	-0-	-0-	7,288	46,288

There is no employment contract with Mr. Harwell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2)

There is no employment contract with Ms. Harwell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3)

There is no employment contract with Mr. Harwell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

All of our directors, except for Charles Harwell, are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of. Shane Harwell, Susan Harwell and Charles Harwell. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2007, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the option holders, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 1.0 (See "Selling Security Holders") have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 4.0 Beneficial Ownership

Title of	Name and Address of	Amount and Nature of Beneficial Ownership	Percent of
Class	Beneficial Owner	Number of Shares	Common Stock
Common Stock	Shane Harwell 7401 E. 46th Place Tulsa, Ok 74145	468,750	28.62%
Common Stock	Susan Harwell 7401 E. 46th Place Tulsa, Ok 74145	468,750	28.62%
Common Stock	Charles Harwell 7401 E. 46th Place Tulsa, Ok 74145	12,500	0.76%
Common Stock	All Executive Officers and Directors as a Group	950,000	58.00%
(1) All of the figures have given retroactive effect to the stock split that occurred on December 2, 2006.
(2) The percentages are based on the total of 1,637,500 shares of common stock issued and outstanding as of the date of this report.

Item 12.  Certain Relationships and Related Transactions

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following:  Mr. Charles Harwell, a Director of the Company, has made loans to the Company.  As of December 31, 2007 there was a total of $71,850 due to Mr. Harwell.  These loans are non-interest bearing and due by December 31, 2010.

DIRECTOR INDEPENDENCE

As a small business issuer we are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.  We have not applied for a listing with a national exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  We are not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted regular quarterly Board of Director meetings on the second business Friday of each month for the last calendar year.  Each of our directors has attended all meetings. We have no standing committees regarding compensation, audit or other nominating committees.  At our annual shareholders meetings each shareholder is given specific information on how he/she can direct communications to the officers and directors of the corporation.  All communications from shareholders are relayed to the members of the Board of Directors.

PART IV

Item 13. Exhibits.

The following exhibits are included as part of this Registration Statement pursuant to Item 601 of Regulation S-B.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original form SB-2 Registration Statement, filed under SEC File Number 333-139685, at the SEC website at www.sec.gov.

Exhibit No.	Description
3(i)*	Harcom Productions, Inc. Certificate of Incorporation
3(ii)*	Articles of Amendment to Harcom Productions, Inc. Certificate of Incorporation
3(iii)*	Harcom Productions, LLC Certificate of Conversion
3(iv)*	Harcom Productions, LLC Plan of Conversion
3(v)*	Amendments to the Articles of Organization of the Powerhouse, L.L.C., an Oklahoma Limited Liability Company
3(vi)*	Harcom Productions, Inc. By-Laws
14*	Code of Ethics
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current report on Form 8-K dated May 7, 2007 and filed with the SEC on May 9, 2007.
16.2	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current report on Form 8-K dated August 20, 2007 and filed with the SEC on August 22, 2007
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by the current principal accountant, Moore and Associates Chartered for the review of the financial statements for the three quarters ended September 31, 2007 were $4500.  The Audit fees billed by  the current principal accountant, Moore and Associates Chartered for the year ended December 31, 2007 were $5000.   Audit fees billed by previous principal accountants were $33,850 for review and audit of periods required for filing of SB-2, originally filed on December 27, 2006.  This included a full audit of fiscal years 2004 and 2005, and a review of comparison periods from 2006 and 2005 as required by the Exchange Act.

Audit Related Fees

None

Tax Fees

None.  Harcom does not utilize the services of the principal accountant for taxes, but rather, utilizes the services of another accounting firm for tax advise, compliance and planning.

All other Fees

None.

Audit Committee’s pre-approval process.

We do not have an audit committee that is comprised of any independent director. As a company with less than $1,000,000 in revenue we rely on our President Shane Harwell for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Harwell as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Harwell has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Harwell has gained this expertise through his formal education and experience as our President for over the last eight years. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2008

HARCOM PRODUCTIONS, INC.

By: /s/ Shane Harwell
Shane Harwell
President

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/Shane Harwell Shane Harwell	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary, Chairman of the Board of Directors	March 28, 2008

/s/ Susan Harwell Susan Harwell	Treasurer/Director	March 28, 2008

/s/Charles Harwell Charles Harwell	Director	March 28, 2008

HARCOM PRODUCTIONS, INC.

FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harcom Productions, Inc.

We have audited the accompanying balance sheets of Harcom Productions, Inc., as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harcom Productions, Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has reported net losses of ($51,854) and ($78,367) for the years ended December 31, 2006 and December 31, 2007 respectively, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

HARCOM PRODUCTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	December 31,2007	December 31,2006
ASSETS
Current Assets

Cash & Cash Equivalents	$4,798	$5,926
Accounts Receivable, net	56,028	106,658
Other Current Assets	4,846	1,500
Total Current Assets	65,672	114,084

Other Assets

Intangible Assets-Less Amortization	105,331	121,879
Deposits	1,650	1,650

Total Other Assets	106,981	123,529

TOTAL ASSETS	$172,653	$237,613

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable & Accrued Liabilities	$41,935	$44,298
Accrued Purchase Obligation	-	100,842
Due to related parties	71,850	62,885
Note payable (Current)	8,086	7,579

Total Current Liabilities	121,871	215,604

Long Term Liabilities, net of current portion	149,496	157,583

Total Liabilities	271,367	373,187

Stockholders' Equity
Common Stock, Shares Authorized 100,000,000
Par Value $.01,
Issued and Outstanding
1,637,500 and 1,487,500 shares respectively	16,375	14,875
Additional Paid-In Capital	99,067	(14,660)
Accumulated Deficit	(214,156)	(135,789)

Total Equity	(98,714)	(135,574)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,653	$237,613

The accompanying notes are an integral part of these statements

HARCOM PRODUCTIONS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
REVENUE
Shipped Products	$437,737	$598,829
Refund/Discounts of Services	(3,756)	(1,351)
Total Revenue	433,981	597,478

COST OF GOODS SOLD
Commission	46,059	76,584
Materials	91,594	131,545
Amortization Expense	16,548	16,548
Total Cost of Goods Sold	154,201	224,677

Gross Profit	279,780	372,801

OPERATING EXPENSES
General & Administrative	82,320	99,261
Medical Insurance	9,494	13,334
Employee Compensation	236,748	300,632
Total Operating Expenses	328,562	413,227

OTHER EXPENSE
Interest Expense	(29,585)	(31,428)

OTHER REVENUE
Consulting Fees	-	20,000

NET LOSS BEFORE INCOME TAXES	(78,367)	(51,854)

NET INCOME (LOSS)	$(78,367)	$(51,854)

Earnings (Loss) per common share
basic and fully Diluted	$(0.01)	$(0.01)

Weighted average number of
Common shares outstanding	1,637,500	1,487,500

The accompanying notes are an integral part of these statements

HARCOM PRODUCTIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Shares	Common Stock	Additional Paid	Accumulated	Total
	Issued	(at Par Value)	in Capital	Deficit
Opening Balances 2006	-	$-	$-	$(83,935)	$(83,935)

Issuance to 2 Directors-10/4/06	937,500	938	(938)	-	-

Private offering to
43 shareholders closed 11/15/06	537,500	538	(323)	-	215

3rd director issued shares 11/08/06	12,500	13	(13)	-	-

Net Loss 2006	-	-	-	(51,854)	(51,854)

Balances Dec 31, 2006	1,487,500	14,875	(14,660)	(135,789)	(135,574)

Issuance to Cresta Capital -5/9/07	150,000	1,500	(1,500)	-	-

Cancellation of Accrued
Purchase Obligation- 11/21/07	-	-	115,227	-	115,227

Net Loss 2007	-	-	-	(78,367)	(78,367)

Balances Dec 31, 2007	1,637,500	$16,375	$99,067	$(214,156)	$(98,714)

Note: The Company had a 1 to 2.66 reverse split on October 5, 2006 and a 25 to 1 forward split on December 2, 2007.
These stock transactions have been retroactively applied to the above statement.

The accompanying notes are an integral part of these statements

HARCOM PRODUCTIONS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Operating Activities:
Net Income (Loss)	$(78,367)	$(51,854)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	16,548	16,548
Accounts receivable	50,630	3,790
Accounts Payable and Accrued Liabilities	(2,363)	14,859
Prepaid expenses	(3,346)	(1,500)
Net Cash (Used) Provided By Operating Activities	(16,898)	(18,157)

Investment Activities	-	-

Financing Activities
Due to Related Party	23,856	22,914
Note Payable (Current)	(8,086)	(7,579)
Net Cash provided by Financing Activities	15,770	15,335

Net Change in Cash	(1,128)	(2,822)

Cash, Beginning of Period	5,926	8,748

Cash, End of Period	$4,798	$5,926

Non Cash Activities:
Stock Issued for Services	-	-
Forgiveness of Accrued Purchase Obligation	$115,227	-

Supplemental Information
Interest Paid	$29,585	$31,428
Income Taxes Paid	-	-

The accompanying notes are an integral part of these statements

HARCOM PRODUCTIONS, INC.

Notes to Financial Statements

December 31, 2007 and 2006

Note 1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Harcom Productions, Inc. was incorporated in 1999 in the state of Oklahoma.  The Company’s headquarters are located in Tulsa, Oklahoma.  In early 1999, the Company executed a Purchase Agreement to acquire the operating and intangible assets of an existing production company from a related party.  As such, the Company has since operated as a production company specializing in on hold messaging for all types of companies.

Cash and Cash Equivalents

The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

Income Taxes

               In 2006 The Company was treated as a partnership for federal income tax purposes.  Consequently, federal income taxes were not payable by the Company.  Members were taxed individually on their shares of the Company’s earnings.  The Company’s net income or loss was allocated among the members in accordance with the regulations of the Company.

               In 2007 The Company had completed its conversion to a C-Corporation under the laws of the state of Oklahoma. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS No. 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS 109also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.  For the year ended December 31, 2007, the Company’s allowance for doubtful accounts totaled $5,379  based upon management’s analysis of possible bad debts.  This analysis was based on a two year study of bad debt as it relates to Receivables.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.

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

Long-Lived Assets

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

New Accounting Standards

Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standard s Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48).  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The company adopted the pronouncement for periods after July 1, 2007 and the pronouncement had no material impact on our consolidated financial statements.

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

In November 2007, the FASB issued FSP Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is 'other-than-temporary', and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is 'other-than-temporary' for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If 'other-than-temporary', an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting years beginning after December 15, 2005.

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

Note 2 – Intangible Assets

The cost to acquire intangible assets in 1999 has been allocated to the assets acquired according to the estimated fair values and amortized over a 15 year life using the straight line method. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  No impairment was identified for the years ended December 31, 2007 and 2006.

The identifiable intangible assets acquired and their carrying values at December 31, 2007 and 2006 are:

	2007	2006
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(142,916)	(126,368)
Net Intangible Asset	$105,331	$121,879

Total amortization expense charged to operations for the year ended December 31, 2007 and 2006 was $16,548 and $16,548, respectively.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts payable	$15,526	$17,061
Accrued rent	3,300	3,300
Accrued state unemployment tax	347	510
Accrued salaries	4,449	2,324
Accrued interest	5,305	5,203
Accrued Commissions	13,008	15,900
Total accounts payable and accrued liabilities	$41,935	$44,298

Note 4 – Acquisition

In 1999, the Company purchased all of the assets, including equipment, fixtures and furnishings from TSI, Inc.  Pursuant to the purchase agreement, the purchase price and asset allocations were as follows:

Purchase Price
Note Payable	$207,000
Estimated Liability for future
health and automobile costs	52,309

Total Purchase Price	$259,309

Allocation
Equipment	$11,062
Jingles Purchased	248,247

Total Allocation	$259,309

Note 5 – Notes Payable and Long-term Debt

Since the year 2000,  advances are occasionally made to the company by it’s General Manager.  This note payable is unsecured, due on demand and bears no interest.  As of December 31, 2007 and 2006, the outstanding balance was $36,000 and $16,000 respectively.

The long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Note payable to former owners, dated July 1, 1999, bearing interest at 6.5% per annum, payable on March 1, 2019	$157,583	$165,162
Less: current installments	(8,086)	(7,579)

Total amount of long-term debt	$149,496	$157,583

The table above is out of balance for 2007 by $1 due to the cumulative effect of rounding.

Aggregate maturities of long term debt, as of December 31, 2007, are as follows:

2008	$8,086
2009	8,629
2010	9,157
2011	9,824
2012	10,482
Thereafter	111,327

$157,506

Note 6 – Due to Officer

Throughout the years ended December 31, 2007 and 2006, the Company’s General Manager advanced funds to the Company to purchase materials expensed as costs of goods sold.  These loans were made through the use of the General Manager’s personal credit cards.  As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit agreement.  For the years ended December 31, 2007 and 2006, the amount due related to these cost of goods sold purchases totaled $30,154 and $68,647.  Additionally, the total amount of accrued interest related to the outstanding balances totaled $7,782 and $7,941, respectively.

Advancement activity for 2007 and 2006 was as follows:

	2007	2006

Beginning Balance	$34,441	$37,936
Advancements	87,800	104,322
Repayments	(90,071)	(112,312)
Interest Accrued	4,515	4,495
Ending Balance	$36,685	$34,441

Note 7 – Accrued Purchase Obligation

The following reflect changes in the estimated accrued purchase obligation liability for future health and automobile costs due to a related party:

	2007	2006

Beginning Balance	$100,842	$86,877
Accretion of liability	14,385	13,965
Repayments/ Forgiveness of Debt	(115,227)	-
Ending Balance	$-	$100,842

As of December 31, 2007 and 2006, the Company had not made any of the required payments since June 2002.  However, on November 21, 2007 a retroactive amendment to the Contract for Sale was executed.  Per this amendment the prior owners of the company, who are a related party from whom the current President and majority shareholders acquired the company in 1999, agreed to waive any and all payments pertaining to health and automobile costs.  This included all accrued balances as of the date of the Amendment as well as future payments that might have accrued.

Note 8 – Other Commitments and Contingencies

Lease Agreement

On December 19, 2002, the Company executed a lease agreement.  This lease agreement covers the office space for the Company’s headquarters in Tulsa, Oklahoma includes 4,000 square feet of finished retail space leased for one year beginning on January 1, 2003 and included a deposit of $1,650.  The lease renews annually and the related rental expense for 2007 and 2006 was $19,800 and $19,800, respectively.

Note 9 – Capital

On October 2, 2006, Harcom Productions, LLC began the process of changing its classification from that of a limited liability company to that of a corporation under the laws of the state of Oklahoma.  Immediately following this conversion, there were 100,000 shares outstanding.  These shares were held in equal parts by the two previous members of the Company and had a par value of $0.01 per share.

On October 5, 2006, the Board of Directors of Harcom Productions, Inc. authorized a 1 for 2.6666667 reverse stock split with an effective date of October 15, 2006.  This split reduced the number of outstanding shares to 37,500.  On the same day, the Board of Directors also approved an increase in the Company’s authorized shares to 100,000,000.

On October 22, 2006, the Company issued 21,000 shares of its common stock to 43 investors.  These shares were valued at $0.01 per share which is the price the Board of Directors determined to be the fair market value of the shares on the date of sale.  As a result of this transaction, the company received $215.

On October 22, 2006, the Company issued 500 shares of its common stock to Charlie Harwell in exchange for services.  These shares were valued at $0.01 per share which is the price the Board of Directors determined to be the fair market value of the shares on the date of the transaction.  The Company recorded $5 in salaries related to this transaction.

On November 22, 2006, the Board of Directors of Harcom Productions, Inc. authorized a 25 for 1 forward stock split with an effective date of December 2, 2006.  This split increased the number of outstanding shares to 1,475,000.

On March 6, 2007 the Company issued 150,000 shares of common stock to Cresta Capital Strategies, LLC as a retainer for corporate finance and advisory services, bringing the total number of outstanding shares to 1,637,500.   The difference in the value of these shares at $.01 Par and the amount of paid in capital of $215 is detailed in the Owner’s Equity Schedule and is reflected in the Financial Statements for 2006 and 2007.

Note 10 – Financial Statement Earnings (Loss) per Share

By the close of 2006,  the Company had 1,475,000 shares outstanding.   By the close of 2007, the the Company had 1,637,500 shares outstanding.   For financial statement presentation, the 1,475,000 will be considered to be the weighted average number of outstanding shares for the year ended 2006, and 1,637,500 will be considered to be the weighted average number of outstanding shares for the year ended December 31, 2007.

Note 11- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has reported net losses of ($51,854) and ($78,367) for the years ended December 31, 2006 and December 31, 2007 respectively.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  It is management's plan to complete and execute a business plan in order to supply the needed cash flow.