Form 10QSB
period 2008-03-31
Harcom Productions, Inc.
filed 2008-05-01
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: March 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 29, 2008: 1,637,500 shares.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	F-1

Item 2	Management’s Discussion and Analysis of Financial

Condition and Results of Operations	3

Item 3	Controls and Procedures	5

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	6

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3	Defaults upon Senior Securities	6

Item 4	Submission of Matters to a Vote of Security Holders	6

Item 5	Other Information	6

Item 6	Exhibits	6

PART I: FINANCIAL INFORMATION

ITEM 1: UNAUDITED INTERIM FINANCIAL STATEMENTS

Harcom Productions, Inc.

Balance Sheet

March 31, 2008

(UNAUDITED)

ASSETS
Current Assets
Cash & Cash Equivalents	$11,619
Accounts Receivable, net	54,714
Prepaid Expenses	2,972
Total Current Assets	69,305

Other Assets
Intangible Assets-Less Amortization	101,194
Deposits	3,150

Total Other Assets	104,344

TOTAL ASSETS	$173,649

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities	$50,191
Due to related parties	113,733
Note payable (Current)	8,219

Total Current Liabilities	172,143

Long Term Liabilities, net of current portion	147,391

Total Liabilities	319,534

Stockholders' Equity
Common Stock, Shares Authorized 100,000,000
Shares, Par Value $.01, Issued and Outstanding
On March 31, 2008
is 1,637,500 shares	16,375

Additional Paid-In Capital	99,067
Accumulated Deficit	(261,327)

Total Stockholder’s Equity (Deficit)	(145,885)

TOTAL LIABILITIES AND EQUITY	$173,649

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Operations

(UNAUDITED)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
REVENUE
Shipped Products	$76,318	$139,153
Refund/Discounts of Services	(1,045)	(854)
Total Revenue	75,273	138,299

COST OF GOODS SOLD
Commission	17,840	13,158
Materials	13,854	27,174
Amortization Expense	4,137	4,137
Total Cost of Good Sold	35,831	44,469

Gross Profit	39,442	93,830

OPERATING EXPENSES
General & Administrative	25,112	17,948
Medical Insurance	423	2,293
Employee Compensation	58,090	55,285
Total Operating Expenses	83,625	75,526

OTHER EXPENSE
Interest Expense	2,988	7,160

NET INCOME/LOSS	$(47,171)	$11,144

Presentation of Net Income/(Loss)

Net Income (Loss) before Income tax	(47,171)	11,144

Provision for Income tax (Note 1)	0	0

Net Income (Loss)	$(47,171)	$11,144

Earnings (Loss) per Common share basic and
fully Diluted	$(0.01)	$0.01

Weighted average number of Common shares outstanding	1,637,500	1,487,500

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Cash Flows

(UNAUDITED)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Operating Activities:
Net Income (Loss)	$(47,171)	$11,144
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	4,137	4,137
Accounts receivable	1,314	4,753
Accounts Payable and Accrued Liabilities	8,075	(5,432)
Prepaid expenses	(1,500)	(1,512)
Net Cash (Used) Provided By Operating Activities	(35,145)	13,090

Investment Activities	0	0

Financing Activities
Note Payable (Current)	133	(1,849)
Due to Related Party	41,833	(3,589)
Net cash provided by financing activities	41,966	(5,438)

Net Change in Cash	6,821	7,652
Cash, Beginning of Period	4,798	(568)
Cash, End of Period	$11,619	$7,084

Non Cash Activities	0	0
Supplemental Information
Interest Paid	$2,988	$7,160
Income Taxes Paid	0	0

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2008

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

In 2007 The Company had completed its conversion to a C-Corporation under the laws of the state of Oklahoma. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS No. 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.  As of March 31, 2008, the Company’s allowance for doubtful accounts totaled $5,335 based upon management’s analysis of possible bad debts.  This analysis was based on a two year study of bad debt as it relates to Receivables.

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

New Accounting Standards

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values with changes in fair value recognized in earnings.  The company has adopted the pronouncement for periods beginning after January 1, 2008.  This implementation has not had a material effect on the financial statements of the Company.

In June 2006, the Financial Accounting Standard s Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48).  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The company adopted the pronouncement for periods after July 1, 2007 and the pronouncement had no material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, a standard that provides enhanced guidance for using fair value to measure assets and liabilities.   The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  This Statement was originally to become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However on February 12, 2008 FASB issued a Staff Position Bulletin, amending SFAS No. 157, to establish the effective date of the statement as fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financials statements for an interim period within that fiscal year.  The Company has adopted this pronouncement effective for periods beginning after January 1, 2008, and the adoption has had no material effect on the financial statements of the Company.

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

The identifiable intangible assets acquired and their carrying values at March 31, 2008 and 2007 are:

	2008	2007
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(147,053)	(130,505)
Net Intangible Asset	$101,194	$117,742

Total amortization expense charged to operations for the quarter ended March 31, 2008 and 2007 was $4137 and $4137 respectively.

Note 3 – Notes Payable and Long-term Debt

Since the year 2000, advances have occasionally been made to the company by its General Manager. This note payable is unsecured, due on demand, and bears no interest.  As of March 31, 2008, the outstanding balance is $36,000.

The long-term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.  The balance on the note payable net of current portion on December 31, 2006 was $157,583 and on December 31, 2007 it was $149,496. The balance on March 31, 2008 is $147,391.

Note 4 – Due to Related Party

Since the year 2000, the Company’s General Manager, Charles Harwell has advanced funds to the Company to purchase materials expensed as costs of goods sold.  These loans were made through the use of Mr. Harwell’s personal credit cards.  As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit agreement.  The amount due to Mr. Harwell, including interest, as of March 31, 2008 is $113,733.

Note 5 – Subsequent Events

Lease Agreement

On April 1, 2008 having fulfilled the terms of the prior lease on the building located at 7401 East 46th Place, in Tulsa, OK the Company executed a new lease agreement for a larger, newer, office space located at 5459 South Mingo Rd. – Suite A, in Tulsa OK.  This lease agreement is for a 6 months term and included a deposit of $1500.   There is no renewal clause in this lease.  Management is very pleased with the new space and believes it will enable Harcom to attract a higher caliber of employee in the future.

Note 6- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has reported net losses of ($51,854) and ($78,367) for the years ended December 31, 2006 and December 31, 2007 respectively, as well as net losses of ($47,171) for quarter ending March 31, 2008.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

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

Results of Operations for the three months ended March  31, 2008 and 2007

Revenues:

For the three months ended March 31, 2008, total revenues were $75,273 as compared to total revenues of $138,299 for the same period in 2007.  This is a decrease of $63,026 or 46%.  Management attributes this decrease to two variables.  First, our General Manager, Charles Harwell has been in poor health during this first quarter, causing him to be absent from the daily operations of the Company.  Since he is the key individual to whom employees look for leadership and final decisions on an operational level, when he is not present, it has a substantial effect on the morale of the employees, especially those on the sales team.  At the close of the quarter, two key decisions were made by the Board of the Company in an attempt to improve the overall financial health of the Company.

Effective March 15, 2008, Board Member, and Officer, Susan Harwell, has made a commitment to be on site no fewer than thirty hours each week.  Susan brings twenty years of business experience to the company, with most of that being related specifically to the sale of On-Hold Messages and Radio Jingles.   In her first week of donating her time and focus to the Company, Susan was able to locate a much larger, more attractive office space for the Company at the same monthly lease price as the space the Company has occupied since 2002.  She began to drive the effort to launch a more efficient and user friendly website, create a more attractive logo, document all sales training in a written manual, re-institute sales training, and to re-institute quality control measures as it relates to the securing of unique information from each client.  Along with Susan, Shane Harwell, our President, who is not typically involved at a daily operational level, but rather provides oversight at an organizational and financial reporting level, has committed to focusing on the operational aspects of the Company for a minimum of ten hours weekly. Mr. Harwell brings 20 years of experience as it relates to sales training and organizational leadership to the day to day operations of the Company. Though nothing is certain, the Board and Management are hopeful that these changes will create an increase in revenue in the second quarter of 2008.

3

The second variable that has contributed to a drop in revenues is the overall condition of the national economy. Since Harcom Productions Inc. conducts business across the nation, the Company is effected by the economy as it pertains to the entire country.  Potential clients who are small business owners, who formerly viewed on hold messages as a necessity, seem to view them more as a luxury during harsher economic seasons.   With rising costs around the country and more stringent credit terms, prospective clients seem to less open minded as it pertains to a new product for their business.

Cost of Goods Sold:

For the three months ended March 31, 2008, total Cost of Goods Sold was $35,831 as compared to total Cost of Goods Sold of $44,469 for the same period in 2007.   This reduction of $8,638 or 19% occurred because with Sales dropping by 46%, the costs to deliver those sales will drop as well.   Unfortunately,  the decrease in sales as a percentage does not translate to the same percentage of savings as it pertains to Cost of Goods Sold.  This is due to the fixed costs that are associated with Cost of Goods sold, such as amortization on the intellectual property of the music beds and jingles that form the base of our product line.

Professional Fees:

For the three months ended March 31, 2008, total Professional Fees were $8945 as compared to $5623 for the same period in 2007.  This difference is reflective of the costs required to prepare filings to remain in compliance with the regulations of the Securities and Exchange Commission.

Telephone Expense:

For the three months ended March 31, 2008, total Telephone Expense was $4817 as compared to $5522 for the same period in 2007. This reduction of $775 or 12% is due to the 15% reduction in our sales force over the last twelve months.  There remains the expense for overall T-1 lines and other telephones being used by non-sales staff.

Total Payroll/Employee Compensation:

For the three months ended March 31, 2008, total Payroll Expense was $58,090 as compared to $55,285 for the same period in 2007. This increase of $2,805 or 5% would seem to run contrary to the small reduction in sales staff. However, the Company had to increase the salary of our voice talent and script writer, to remain competitive with others in the industry, which accounts for this increase.

Net Income:

For the three months ended March 31, 2008, Net Losses were ($47,171) as compared to Net Income of $11,144 during the same period of 2007.   This $58,312 decrease in quarterly profitability as compared to the prior year is due to poor revenues as outlined in that section above.  There are very few cost cutting measures that can be identified at this time.  The key for Harcom Productions Inc., going forward is to see an increase in revenues in the next quarter.  If not, it creates serious concerns as to whether the Company can sustain operations without the infusion of outside capital.  .

Liquidity and Capital Resources:

During the twelve month period between March 31, 2008 and March 31, 2007, there was very little change in the overall Capital and Liquidity status for Harcom Productions Inc.  In 2008, the working capital was $11,619 and on the same date in 2007 it was $7,085.  However, this was made possible by two key events.  One was the forgiveness of a note due to a related party in the amount of $115,227 that occurred in November, 2007 through an Amendment to the original Sales Contract of 1989 with the original owners of Harcom, who are related parties to the President, Shane Harwell.  The second event was the contribution of $74,310 of capital by our General Manager, Charles Harwell, as he continued to offset shortfalls in capital from operations through the use of his credit cards.

Without improved performance in the second quarter of 2008, the Company will likely be unable to sustain operations without seeking Debt or Equity financing.  There are no guarantees that the company can secure such financing on terms favorable to the Company.

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

4

Although no assurances can be made, we believe that our expenses will increase or decrease proportionately to revenues during the fiscal year ending December 31, 2008. Since we are not offering shares for sale in a primary offering, it is our intention to raise additional capital through private sources or debt financing.  In the event we conduct a private placement of our shares, we will file a Form D with the Securities Exchange Commission as well as register our offering in those states that require such registration.

 ITEM 3:   CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities:

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended March 31, 2008.

ITEM 5.	Other Information:

None.

5

Item 6.	Exhibits:

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

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	April 30, 2008
President, Secretary, and Chairman of the Board

6