Form 10-Q
period 2008-06-30
Harcom Productions, Inc.
filed 2008-08-08
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2008
Commission File Number 333-139685

Harcom Productions Inc.

(Exact name of registrant as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	73-1556790 (IRS Employer Identification No.)

5459 South Mingo Rd., Ste A, Tulsa, OK  74146

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (918) 664-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 7, 2008:  1,637,500 shares.

Harcom Productions, Inc.

Balance Sheets

June 30, 2008 and December 31, 2007

(UNAUDITED)

	June 30,	Dec. 31,
	2008	2007
ASSETS

Current Assets
Cash & Cash Equivalents	19,138	4,798
Accounts Receivable, net	81,597	56,028
Prepaid Expenses	779	4,846

Total Current Assets	101,514	65,672

Other Assets
Intangible Assets-Less Amortization	97,057	105,331
Deposits	1,500	1,650

Total Other Assets	98,557	106,981

TOTAL ASSETS	$200,071	$172,653

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Liabilities	63,110	41,935
Due to related parties	141,869	71,850
Note payable (Current)	8,353	8,086

Total Current Liabilities	213,332	121,871

Long Term Liabilities, net of current portion	145,252	149,496

Total Liabilities	$358,584	$271,367

Stockholders' Equity
Common Stock, Authorized 100,000,000
Shares, Par Value $.01, Issued and Outstanding
On December 31, 2007 and June 30, 2008
is 1,637,500 shares	16,375	16,375
Additional Paid-In Capital	99,067	99,067
Accumulated Deficit	(273,955)	(214,156)

Total Stockholders’ Equity/(Deficit)	(158,513)	(98,714)

TOTAL LIABILITIES AND EQUITY	$200,071	$172,653

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2008 and 2007

(UNAUDITED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
REVENUE

Shipped Products	$107,064	$109,352	$183,382	$248,505
Consulting Fees	6,650	0	6,650	0
Refund/Discounts of Services	(137)	(2,212)	(1182)	(3066)
Total Revenue	113,577	107,140	188,850	245,439

COST OF GOODS SOLD
Commission	7,567	11,249	25,407	24,407
Materials	21,919	26,706	35,773	53,880
Amortization Expense	4137	4137	8,274	8,274
Total Cost of Good Sold	33,623	42,092	69,454	86,561

Gross Profit	79,954	65,048	119,396	158,878

OPERATING EXPENSES
General & Administrative	29,091	21,634	54,203	39,582
Medical Insurance	410	3,504	833	5797
Employee Compensation	59,696	65,178	117,786	120,463
Total Operating Expenses	89,197	90,316	172,822	165,842

OTHER EXPENSE
Interest Expense	3385	7683	6373	14,843

NET INCOME/LOSS	$(12,628)	$(32,951)	$(59,799)	$(21,807)

Pro Forma Presentation of Net Income/(Loss)
Net Income (Loss) before Income Tax	(12,628)	(32,951)	(59,799)	(21,807)
Provision for Income Tax	0	0	0	0

Net Income (Loss)	$(12,628)	$(32,951)	$(59,799)	$(21,807)

Earnings(Loss) per common
share-basic and fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
Common shares outstanding	1,637,500	1,637,500	1,637,500	1,637,500

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
Operating Activities:	June 30, 2008	June 30, 2007

Net Income (Loss)	$(59,799)	$(21,807)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	8,274	8,274
Accounts receivable	(25,569)	6,809
Accounts Payable and Accrued Expenses	21,175	(1,882)
Prepaid expenses	(771)	(1,008)
Net Cash (Used) Provided By Operating Activities	(56,690)	(9614)

Investment Activities	0	0

Financing Activities
Note Payable (Current)	267	250
Due to Related Party	70,763	13,377
Net Cash Provided by Financing Activities	71,030	13,627

Net Change in Cash	14,340	4013
Cash, Beginning of Period	4,798	7085
Cash, End of Period	$19,138	$11,098

Non Cash Activities	0	0
Supplemental Information
Interest Paid	$6,373	$7,684
Income Taxes Paid	$0	$0

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Six Months Ended June 30, 2008

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

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.  As of June 30, 2008, the Company’s allowance for doubtful accounts totaled $8,489  based upon management’s analysis of possible bad debts.  This analysis was based on a two year study of bad debt as it relates to Receivables.

Revenue Recognition

Costs of Goods Sold costs include all direct equipment, amortization, material, shipping costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expenses as incurred.  Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

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

New Accounting Standards

Recent Accounting Pronouncements

In November 2007, the FASB issued FSP Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is 'other-than-temporary', and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is 'other-than-temporary' for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If 'other-than-temporary', an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting years beginning after December 15, 2005.  This guidance has not had a material effect on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values with changes in fair value recognized in earnings.  The company has adopted the pronouncement for periods beginning after January 1, 2008.  This implementation has not had a material effect on the financial statements of the Company.  .

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

The identifiable intangible assets acquired and their carrying values at June 30, 2008 and 2007 are:

	2008	2007
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(151,190)	(134,642)
Net Intangible Asset	$97,057	$113,605

Total amortization expense charged to operations for the quarter ended June 30, 2008 and 2007 was $4137 and $4137 respectively.

Note 3 –Long-term Debt

The long-term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.  The balance on the note payable net of current portion on December 31, 2006 was $157,583 and on December 31, 2007 it was $149,496.   The balance on June 30, 2008 is $145,252.

Note 4 – Due to Related Party

Since the year 2000,  the Company’s General Manager, Charles Harwell has advanced funds to the Company to purchase materials expensed as costs of goods sold.  These loans were made through the use of Mr. Harwell’s  personal credit cards.  As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit card agreement.  The amount due to Mr. Harwell, including interest, as of June 30, 2008 is $141,869.

Note 5 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has reported net losses of ($51,854) and ($78,367) for the years ended December 31, 2006 and December 31, 2007 respectively, as well as net losses of  ($12,628) for quarter ending June 30, 2008.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this quarterly report on Form 10-Q. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal sources of liquidity are existing cash, cash generated by our operations, and our ability to borrow cash when needed from a related party as discussed in our notes to financial statements.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, and servicing outstanding indebtedness.

The company faced significant setbacks in profitability in the fourth quarter of 2007 and the first quarter of 2008.  Net losses for the first quarter of 2008 were ($47,171).  Net losses for the three months ending June 30, 2008 were ($12,628).   Management expects continued reduction in net losses, and in fact, a return to net profits within the next two quarters based on a stronger level of involvement from our Director, Susan Harwell.  Mrs. Harwell has been working on site for approximately 30 hours weekly since early March 1, 2008, and management views her involvement as one of the key reasons for the reduction of net losses for the past quarter.  Management believes that cash generated by our operations in coming months should prevent undue strain on the liquidity and capital resources of the company.

While the capital resources of the company are limited from a cash perspective, the credit of the officers and directors for guaranteeing any loan necessary is extremely strong. The company has not established any lines of credit with any banks.  In the event a supplier or lender requires additional credit to obtain small equipment or other business supplies, our officers and directors are willing to extend their credit to accomplish the purchase.  The Company has made no commitments for capital expenditures in coming periods.  The Company is not aware of any material trends that could affect our capital resources.

OPERATING ACTIVITIES

During the first six months of 2008, we used $56,690 of cash in operating activities compared to $9614 in the first six months of 2007. The increase in cash used in operating activities in the first six months of 2008 was a result of increased operating losses in the first quarter of 2008.

Results of Operations for the six months ended June 30, 2008 and 2007

Revenues:

For the three months ended June 30, 2008, total revenues were $113,577 as compared to total revenues of $107,140 for the same period in 2007.  This does not represent a material change.  However, for the six months ended June 30, 2008 the total revenues were only $188,850 as compared to $245,439 for the same six month period in 2007.   This is a decrease of $56,589, or 23%.  The bulk of this decrease occurred in the first quarter of 2008, as the decrease in revenues for the first quarter of 2008 as compared to the same period for the prior year was $63,026, or 46%.  Management attributes this decrease to one key factor.  Our General Manager, Charles Harwell was in poor health during this first quarter, causing him to be absent from the daily operations of the Company.  Since he is the key individual to who employees look for leadership and final decisions on an operational level, when he is not present, it has a substantial effect on the morale of the employees, especially those on the sales team.  At the close of the first quarter, however, two key decisions were made by the Board of the Company in an attempt to improve the overall financial health of the Company.

Effective March 15, 2008, Board Member, and Officer, Susan Harwell, made a commitment to be on site no fewer than thirty hours each week.  Susan brings twenty years of business experience to the company, with most of that being related specifically to the sale of On-Hold Messages and Radio Jingles.   Management believes the revenue performance of the company for the second quarter of 2008 has greatly  improved, as reflected in the financials, due to her involvement.  Susan was able to locate a much larger, more attractive office space for the Company at the same monthly lease price per square foot as the space the Company has occupied since 2002.  In addition to this, with Mrs. Harwell’s oversight, the company has now launched a more efficient and user friendly website, created a more attractive logo, and has been able to document most of the sales training system in a written manual for the first time.  Along with Susan, Shane Harwell, our President, who is not typically involved at a daily operational level, but rather provides oversight at an organizational and financial reporting level, began to invest ten hours weekly into the operational aspect of the company, focusing mainly on sales training, the procurement of sales “leads”, and getting the company prepared to recruit four new sales staff members.  Mr. Harwell brings twenty years of experience as it relates to sales training and organizational leadership to the day to day operations of the Company.   Though nothing is certain, the Board of Directors and Management are hopeful that the improvements experienced in the second quarter of 2008, will continue in future periods, thus improving  our liquidity and capital position.

Cost of Goods Sold:

Although for the six months ended June 30, 2008 compared to the same period for 2007, the Cost of Goods Sold figure comprised 36% and 35% of Total Revenue respectively, the Cost of Goods Sold for the three month period ended June 30, 2008 as compared to the same period for 2007; the figures were $33,623 and $42,092 respectively.  This is a shift from Cost of Goods Sold comprising 39% of total Revenues in the second quarter of 2007 as compared to only 29% of Total Revenues in the same period for 2008.  This was due to a commitment from the company to purchase twice the amount of digital players in advance from our supplier in exchange for a 30% discount.  The Company cannot guarantee that these terms will be made available to us in coming periods and therefore its ongoing effect on liquidity is uncertain.

Rent and Office Expense:

The rent payment on our office space is currently approximately 21% of our General and Administrative Expense.  When comparing Rent Expense from the second fiscal quarter of 2008 to that of 2007, the expense was $6050 as compared to $4950.  The Company changed locations on April 1, 2008.  Management believes the upgrade to our location will enable us to attract and retain a higher caliber of employee in the future.  This effect on our staffing efforts should more than compensate for the additional rent expense, and thus provide stronger profits and working capital in the future.  Office Expense was $5916 for the six months ended June 30, 2008, as compared to $2391 for the same period in 2007.  This was due to paint and new carpet for several rooms in the new, leased, office space.  Due to this isolated event, we do not expect this expense to remain this high in the future.   However, it did place a stronger demand on our working capital during the quarter ended June 30, 2008.

Telephone Expense:

The Telephone Expense for the six months ended June 30, 2008 was $9253 as opposed to $5900 for the same period in 2007.  The difference can be found in the $4436 in increased telephone expense that was incurred in the second quarter of 2008 as a result of moving the entire phone system (18 lines) from our previous location to our current location.  Management expects that the quarterly telephone expense should return to the average quarterly level of about $5200 per quarter in the future.   This should contribute to slightly higher profits and stronger liquidity in the third and fourth quarters of 2008.

Net Income:

For the three months ended June 30, 2008, Net Losses were ($12,628) as compared to Net Losses of ($32,951) for the same period of 2007, an improvement of $20,323 over the prior year’s performance for the same quarter.   However, the Net Losses for the six months ended June 30, 2008 were $37, 992 greater than for the same period of 2007.  This was due to very poor performance in the first quarter of 2008. The challenges faced by the company were the reason for the re-entry into the day to day operations of the company by two of our Directors.  While the improved profitability of the company during the second quarter of 2008 is encouraging, the Company can still not guarantee net profits nor are there any guarantees that the Company’s net losses will continue to be reduced in future periods.  If earnings do not improve, the Company will have to continue to rely on borrowings from Directors to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Comparison of Balance Sheet for June 30, 2008 and December 31, 2007  as it pertains to Capital and Liquidity.

Cash and Equivalents:

The balance in this account is $14,340 higher on June 30, 2008 than it was on December 31, 2007.  However, this temporary improvement is not indicative of a consistent material improvement in the capital or liquidity position of the Company.  The cash account is higher due to a reserve established for a short term consulting agreement, which will expire on August 15th, 2008.  The reserve resulted from the Company requesting payment in advance on this three month consulting agreement which occurred in the ordinary course of business.  The cash in reserve will be utilized by August 15, 2008 to offset expenses to fulfill this short term agreement.  Approximately $3000 in profit will result from this agreement, which is fairly immaterial to our Capital and Liquidity position.

Accounts Receivable:

Though this improvement of $25,569 over the past six months is encouraging, especially in view of the fact that cash flow has not been diminished in exchange for increased Accounts Receivable, it is still too early to determine what effect if any, this increase in Accounts Receivable will have on the Net Income of the Company in coming periods.  As a result, Management believes no conclusion can be drawn regarding its effect on capital or liquidity at this time.

Total Current Liabilities:

Due to significant Net Losses during the nine months preceding June 30, 2008, the Accounts payable has increased by $21,175 and the Due to Related parties note has increased by $70,019 in the first two quarters of 2008.  The Due to Related Parties obligation is due to a Director in the company, Charles Harwell, and bears no interest as discussed in the notes to financials.   However, this level of debt creates a future demand on profits, as the Company seeks to repay the Director from future profits.  This factor presents a significant challenge as it pertains to the future liquidity and capital position for the Company.

FINANCING ACTIVITIES

In the first six months of 2008, net cash provided by financing activities was $71,030 while the net cash provided by financing activities during the first six months of 2007 was $13,627.  The difference was due to borrowings from a related party to assist with cash flow as discussed in the notes to financials.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by 229.10(f) (1), we are not required to provide the information required by this item.

 ITEM 4:   CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to shareholders for the period ended June 30, 2008.

ITEM 5.	Other Information:

None.

Item 6.	Exhibits:

The following exhibits are included as required by Item 601 of Regulation S-K.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original form SB-2 Registration Statement, filed under SEC File Number 333-139685, at the SEC website at www.sec.gov.

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

-----------------------

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	August 7, 2008
President, Secretary, and Chairman of the Board