Form 10-Q
period 2008-09-30
Harcom Productions, Inc.
filed 2008-10-28
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2008
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

Yes   ☐      No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 28, 2008:  1,637,500 shares.

Harcom Productions, Inc.

Balance Sheets

September 30, 2008 and December 31, 2007

(UNAUDITED)

ASSETS
	September 30, 2008	Dec. 31, 2007
Current Assets
Cash & Cash Equivalents	$890	$4,798
Accounts Receivable, net	58,394	56,028
Prepaid Expenses	390	4,846
Total Current Assets	59,674	65,672
Other Assets

Intangible Assets-Less Amortization	92,920	105,331
Deposits	1,500	1,650

Total Other Assets	94,420	106,981

TOTAL ASSETS	$154,093	$172,653

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable & Accrued Liabilities	$25,694	$41,935
Due to related parties	166,602	71,850
Note payable (Current)	8,490	8,086

Total Current Liabilities	200,786	121,871

Long Term Liabilities, net of current portion	143,077	149,496

Total Liabilities	343,863	271,367

Stockholders' Equity
Common Stock, Authorized 100,000,000
Shares, Par Value $.01, Issued and Outstanding
On December 31, 2007 and September 30, 2008
is 1,637,500 shares	16,375	16,375
Additional Paid-In Capital	99,067	99,067
Accumulated Deficit	(305,212)	(214,156)

Total Stockholders’ Equity/(Deficit)	(189,770)	(98,714)

TOTAL LIABILITIES AND EQUITY	$154,093	$172,653

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(UNAUDITED)

REVENUE	Three Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007

Shipped Products	$107,142	$118,569	$290,524	$367,074
Consulting Fees	18,850	0	25,500	0
Refund/Discounts of Services	(0)	(91)	(1182)	(3157)
Total Revenue	125,992	118,478	314,842	363,917

COST OF GOODS SOLD
Commission	12,472	10,770	37,879	35,177
Materials	23,885	18,767	59,658	72,647
Amortization Expense	4137	4137	12,411	12,411
Total Cost of Good Sold	40,494	33,674	109,948	120,235

Gross Profit	85,498	84,804	204,894	243,682

OPERATING EXPENSES
General & Administrative	28,251	14,489	82,454	54,071
Medical Insurance	411	2711	1244	8508
Employee Compensation	84,720	59,813	202,506	180,276
Total Operating Expenses	113,382	77,013	286,204	242,855

OTHER EXPENSE
Interest Expense	3333	8113	9706	22,956

NET INCOME/LOSS	$(31,217)	$(322)	$(91,016)	$(22,129)

Pro Forma Presentation of Net Income/(Loss)
Net Income (Loss) before Income Tax	$(31,217)	$(322)	$(91,016)	$(22,129)
Provision for Income Tax	0	0	0	0

Net Income (Loss)	$(31,217)	$(322)	$(91,016)	$(22,129)

Earnings(Loss) per common
share-basic and fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
Common shares outstanding	1,637,500	1,637,500	1,637,500	1,637,500

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
Operating Activities:	Sept 30, 2008	Sept 30, 2007

Net Income (Loss)	$(91,016)	$(22,129)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	12,411	12,411
Accounts receivable	(2366)	13,306
Accounts Payable and Accrued Expenses	(16,241)	853
Prepaid expenses	(4456)	(504)
Net Cash (Used) Provided By Operating Activities	(101,668)	3937

Investment Activities	0	0

Financing Activities
Note Payable (Current)	404	378
Due to Related Party	97,356	6885
Net Cash Provided by Financing Activities	97,760	7263

Net Change in Cash	(3908)	11,200
Cash, Beginning of Period	4,798	(568)
Cash, End of Period	$890	$10,632

Non Cash Activities	0	0
Supplemental Information
Interest Paid	$9,706	$22,956
Income Taxes Paid	0	0
The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Nine Months Ended September 30, 2008

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

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.  As of September 30, 2008, the Company’s allowance for doubtful accounts totaled $5,606  based upon management’s analysis of possible bad debts.  This analysis was based on a two year study of bad debt as it relates to Receivables.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after September 15, 2003.

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

In September 2006, the Financial Accounting Standard s Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48).  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The company adopted the pronouncement for periods after July 1, 2007 and the pronouncement had no material impact on our financial statements.

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

The identifiable intangible assets acquired and their carrying values at September 30, 2008 and 2007 are:

	2008	2007
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(155,327)	(138,779)
Net Intangible Asset	$92,920	$109,468

Total amortization expense charged to operations for the quarter ended September 30, 2008 and 2007 was $4137 and $4137 respectively.

Note 3 –Long-term Debt

The long-term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.  The balance on the note payable net of current portion on December 31, 2006 was $157,583 and on December 31, 2007 it was $149,496.   The balance on September 30, 2008 is $143,077.

Note 4 – Due to Related Party

Since the year 2000,  the Company’s General Manager, Charles Harwell has advanced funds to the Company to purchase materials expensed as costs of goods sold.  These loans were made through the use of Mr. Harwell’s  personal credit cards.  As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit card agreement.  The amount due to Mr. Harwell, including interest, as of September 30, 2008 is $166,602.

Note 5 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has reported net losses of ($51,854) and ($78,367) for the years ended December 31, 2006 and December 31, 2007 respectively, as well as net losses of  ($91,016) for the nine month  period  ending September 30, 2008.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

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

The company faced significant setbacks in profitability in the fourth quarter of 2007 and the first three quarters of 2008.  Net losses for the first quarter of 2008 were ($47,171).  Net losses for the second quarter of 2008 were ($12,628).   Net losses for the quarter ending September 30, 2008 were ($31,217).

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

OPERATING ACTIVITIES

During the first nine months of 2008, the company used $101,668 of cash in operating activities compared to cash being provided by operating activities in the amount of $3937 in the first nine months of 2007. The increase in cash used in operating activities in the first nine months of 2008 was a result of increased operating losses in the first three quarters of 2008.

Results of Operations for the nine months ended September 30, 2008 and 2007

Revenues:

For the three months ended September 30, 2008, total revenues were $125,992 as compared to total revenues of $118,478 for the same period in 2007.  This does not represent a material change.  However, for the nine months ended September 30, 2008 the total revenues were only $314,842 as compared to $363,917 for the same nine month period in 2007.   This is a decrease of $49,075, or 13.5%.  The bulk of this decrease occurred in the first quarter of 2008, as the decrease in revenues for the first quarter of 2008 as compared to the same period for the prior year was $63,026, or 46%.  Management attributes this decrease to one key factor.  Our General Manager, Charles Harwell was in poor health during this first quarter, causing him to be absent from the daily operations of the Company.  Since he is the key individual to whom employees look for leadership and final decisions on an operational level, when he is not present, it has a substantial effect on the morale of the employees, especially those on the sales team.  At the close of the first quarter, however, two key decisions were made by the Board of the Company in an attempt to improve the overall financial health of the Company.

Effective March 15, 2008, Board Member, and Officer, Susan Harwell, made a commitment to be on site no fewer than thirty hours each week.  Susan brings twenty years of business experience to the company, with most of that being related specifically to the sale of On-Hold Messages and Radio Jingles.   Management believes the revenue performance of the company for the second and third quarters of 2008 has improved, as reflected in the financials, due to her involvement.  Susan was able to locate a much larger, more attractive office space for the Company at the same monthly lease price per square foot as the space the Company has occupied since 2002.  In addition to this, with Mrs. Harwell’s oversight, the company has now launched a more efficient and user friendly website, created a more attractive logo, and has been able to document most of the sales training system in a written manual for the first time.  Along with Susan, Shane Harwell, our President, who is not typically involved at a daily operational level, but rather provides oversight at an organizational and financial reporting level, began to invest ten hours weekly into the operational aspect of the company, focusing mainly on sales training, the procurement of sales “leads”, and assisting in the recruitment of five new sales staff members, who were added to the staff throughout the month of September.  Mr. Harwell brings twenty years of experience as it relates to sales training and organizational leadership to the day to day operations of the Company.   Though nothing is certain, the Board of Directors and Management are hopeful that the revenue improvements experienced in the second and third quarters of 2008, will continue in future periods, thus improving our liquidity and capital position.

Cost of Goods Sold:

Although for the nine months ended September 30, 2008 compared to the same period for 2007, the Cost of Goods Sold figure comprised 35% and 33% of Total Revenue respectively, the Cost of Goods Sold for the three month period ended September 30, 2008 as compared to the same period for 2007; the figures were $40,494 and $33,674 respectively.  This is due primarily to a price increase from the supplier of the digital units that play the messages that the Company produces and distributes.  Research is currently being conducted to ascertain whether or not another supplier can provide the units at a lower cost.  The Company cannot guarantee that an alternative supplier will be able to provide the units at a lower cost, and therefore the ongoing effect of the price increase on liquidity is uncertain.

Rent and Office Expense:

The rent payment on our office space is currently approximately 21% of our General and Administrative Expense.  When comparing Rent Expense from the third fiscal quarter of 2008 to that of 2007, the expense was $6050 as compared to $4950.  The Company changed locations on April 1, 2008.  Management believes the upgrade to our location will enable us to attract and retain a higher caliber of employee in the future.  This effect on our staffing efforts should more than compensate for the additional rent expense, and thus provide stronger profits and working capital in the future.  Office Expense was $7604 for the nine months ended September 30, 2008, as compared to $4332 for the same period in 2007.  This was due to paint and new carpet for several rooms in the new, leased, office space during the second quarter of 2008.  This placed a stronger demand on our working capital during that period.

Telephone Expense:

The Telephone Expense for the nine months ended September 30, 2008 was $12,540 as opposed to $13,549 for the same period in 2007.  The company was able to absorb the cost of moving the entire phone system (18 lines) from our previous location to our current location early in the second quarter of 2008, while still saving $1009 over the nine months ended September 30, 2008 as compared to the same period in 2007.  The company is paying lower long distance fees this year as compared to last year.  This should contribute to slightly higher profits and slightly stronger liquidity in the fourth quarter of 2008.

Net Income:

For the three months ended September 30, 2008, Net Losses were ($31,217) as compared to Net Losses of ($322) for the same period of 2007.  Net Losses for the nine months ended September 30, 2008 were ($91,016) as compared to ($22,129) for the same period of 2007.  Management believes that the overall national economic downturn is having a negative effect on it’s earnings.  Many business owners who would have considered our products to be a necessity in better economic times, are now viewing it as an optional luxury.  The Company cannot guarantee that profitability will be improved in either upcoming quarters or in 2009.  If earnings do not improve, the Company will have to continue to rely on borrowings from Directors to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Comparison of Balance Sheet for September 30, 2008 and December 31, 2007  as it pertains to Capital and Liquidity.

Cash and Equivalents:

The balance in this account is $3908 lower on September 30, 2008 than it was on December 31, 2007.  However, this shift is not a material indicator of the capital or liquidity position of the Company.  Of greater concern to management is the increase in debts due to related parties which have resulted from stagnant sales and higher expenses in the third quarter of 2008.  If earnings do not improve, the Company will have to continue to rely on borrowings from related parties to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Accounts Receivable:

The balance in this account is $2366 higher on September 30, 2008 than it was on December 31, 2007. However, this small increase is not material when considered in light of the overall Balance Sheet, nor is it an indicator of the capital or liquidity position of the Company.   As a result, Management believes no conclusion can be drawn regarding its effect on capital or liquidity at this time.

Total Current Liabilities:

The Total Current Liabilities balance has increased by $78,915 from the period between December 31, 2007 and September 30, 2008.   This is primarily due to the increase in the balance of the notes Due to related parties of $94,752.   This increase reflects borrowings from Charles Harwell, a Director in the Company, who loans cash to the company to offset losses.  This loan bears no interest as discussed in the notes to financials.   However, this level of debt creates a future demand on profits, as the Company seeks to repay the Director from future profits.  This factor presents a significant challenge as it pertains to the future liquidity and capital position of the Company.

FINANCING ACTIVITIES

In the first nine months of 2008, net cash provided by financing activities was $97,760 while the net cash provided by financing activities during the first nine months of 2007 was $7263.  The difference was due to borrowings from a related party to assist with cash flow as discussed in the notes to financials.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to shareholders for the period ended September 30, 2008.

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

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	October 28, 2008
President, Secretary, and Chairman of the Board