Form 10-K
period 2008-12-31
Harcom Productions, Inc.
filed 2009-04-01
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 333-139685

Harcom Productions, Inc.

(Name of small business issuer in its charter)

Oklahoma	73-1556790
(State or other jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5459 S. Mingo Road, Suite A- Tulsa, OK	74146
(Address of principal Executive Offices)	(Zip Code)

(918) 664-9933

Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No .

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer ", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filter	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes No X .

The Registrant’s total revenues for the fiscal year ended December 31, 2008 were $402,559

As of March 15, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $123,750 based on the closing price as reported on the OTCBB.

The outstanding common stock of the Registrant at the close of business on March 31, 2009 consisted of 1,637,500 shares of Common Stock, $.01 par value.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report or in documents incorporated herein by reference, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, changes in business strategy or development plans and other factors referenced in this Annual Report, including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Our sales reps are responsible for business development in their specific industry(ies).  Business contacts are made via telephone and email.  Audio samples are played over the telephone, as each individual phone in our sales office is wired to a digital player for this specific purpose.  Reps can also send audio links via email, or vistors to our website at www.HarcomProductions.com can hear various samples.   Orders come in to the central office and are produced in our studios, and then played back to the customer. Once approved, the messages, and any necessary hardware are shipped to the customer.

(3) Status of Any Publicly Announced New Product or Service.

In fiscal year ended December 31, 2008, we have not developed any new or unique products or services that would make us stand above our competition. While the Internet has provided a new tool for advertising and customer interface during 2008, there has been no significant change in the services we provide. We will be utilizing the Internet as a mainstay of our future advertising and support for our sales representatives.  Additionally our research will be focused on how our competitors are utilizing the internet to provide services to their clients.  We will also be researching this year how to make a segment of our sales force available to other companies who require skilled telesales people to offer their products or services.   These opportunities will be evaluated on a case by case basis by management to insure that the profits achieved by selling the products of another company, are greater than those that are achievable by selling our own products.

(4) Our Competition

In 2008, management maintained their position that in order to compete effectively in the music/message on-hold business, a company must provide a wide range of quality services and products at a reasonable cost. This business market as a whole is characterized by intense competition with a large number of companies offering or seeking to develop services and products that will compete with those that we offer. It is our belief, based upon our experience that the failure rate of small businesses indicates that far too many begin operations prior to having the skills and knowledge necessary for the day-to-day business operations as well as the necessary capital. As a result, we developed our individualized approach to offering music/message on hold services.

Our ability to provide personalized service through our representatives as well through ordering via the Internet takes our services one step beyond typical localized music/message on hold and their offerings. The small, localized providers primarily operate within their own geographic confines and do not directly compete with us in all the geographic areas within which we operate. We believe we compete favorably with the firms that provide products and services similar to ours because those firms still focus on providing products and services through a brick and mortar facility only. While each localized provider could conceivably be considered a competitor, realistically they compete more on a local geographic basis. The typical provider locates in an area that has the demographics to support the business. As a result of our nine years of operations we have a strong, loyal customer base. Due to the strong loyalty demonstrated previously by clients to our Company we do not feel there is a threat from local providers “stealing” our customers.

However, many of our competitors who have also taken a national distribution approach similar to ours,  have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services not provided by Harcom.   Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

Our competitors may have methods of operation that have been proven over time to be successful. Our last search on the internet in June 2008, found over 300 companies that produce and/or sell on hold messaging services. However, Harcom possesses a solid position in the industry due to our experienced sales force and quality products which are competitively priced.  We are able to present the product to the end business user directly over the telephone, play a sample for them, and have the purchasing decision made within minutes.

The three main competitors that we encounter on a regular basis as we approach potential customers are Impressions on Hold, Muzac, and Applied Media Technologies.  These are top tier companies who are much larger than Harcom, and have a more sophisticated system of producing the product and making eventual changes to the product on behalf of the client.     Impressions on Hold and Muzac distribute their product through a franchise model.   They have local sales agents in 75 and 200 cities respectively, whereas we conduct business strictly over the telephone.  We have been able to compete with these larger firms, because our pricing structure is about half of theirs.  Currently, Impressions on Hold customers as well as Muzac customers pay around $1200 annually to have their needs met.

Our competitors provide a face to face sales rep, and installation, for which they charge $250.  Our technical department will often instruct the customer on how to install the digital player directly over the telephone.  This provides the customer with further savings.  Muzac sells their Music-on-Hold messaging for $100 per month.  Again, our price point helps us earn business there.   Applied Technologies is the most competitive of the three as they provide a one minute version vs. Harcom’s six minute version for the same price as Harcom.  Most potential customers don’t know why the extra five minutes of variety is important.  Applied Media Technologies and Impressions on hold were both founded in 1991 and boast revenues of Three Million Dollars annually each.   Muzac was formed in 1947 and generates over One Million Dollars per year in sales.  It is safe to assume these three companies will be around for many years to come.  All three companies not only have a strong internet presence, but provide back-end web technology for the customer to make changes and to communicate with their customer service staff.  Our web site is utilized for sales and marketing, and does not provide this editing feature at this time.

Management believes that the key to remaining competitive in 2009 is to keep our price structure where it is today while moving to more of a web based model of service and support.   Our company has often struggled in the past to make it onto the approved vendors list for some of the major insurance companies and Real Estate companies because we did not have a web presence or the ability to take payments via credit cards.  During 2008, we launched an attractive website at www.HarcomProductions.com, and also became approved to take credit cards through our bank.   In 2008, we also approached several national offices to secure “approved vendor” status for their particular business segment.  We gained such approval in four markets out of ten that we approached.  Had it not been for some of those developments, the economic downturn in 2008 would have most likely caused Harcom to cease operations.

 (5) Sources and Availability of Raw Materials

In 2008, only 25% of our customers utilized compact discs (CDs).  These CD’s  and CD players are readily available at almost any discount office supply or wholesale store, so those “raw materials” are never out of stock in Tulsa.  We currently only ship an average of two CD players per month to our customer base, so most of our materials are the digital recorders and modules.  There are a multitude of blank CD manufacturers, CD player manufacturers, digital module manufacturers, and stereo wire manufacturers, from which we prepare our “pigtail” adaptors for about 5% of our customer base who require those adaptors.  Consequently, if by some occurrence our current suppliers ceased to manufacture these staple items, we could locate another supplier within hours.

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

(6) Dependence on Limited Customers

We do not rely on any one or a limited number of customers for our business.  While our target markets are virtually unlimited, we focused on nine main types of businesses in 2008.  Management plans to experiment with three additional vertical markets in 2009 as to determine viability without creating undue strain on the working capital of the Company.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Since Harcom holds the rights to the music beds, we must maintain these rights so we are not in violation of copyright law.  ASCAP is the artists’ union that routinely files suit against those who use music written and performed by one of their artists to promote a product or service.   Utilizing the local radio station or a CD produced by an artist or label of any kind as on hold music for inbound callers is a violation of copyright law and runs the risk of being enforced by ASCAP.  So every business playing Music-on-Hold must utilize a service such as Harcom Productions in order to be in compliance with copyright law.

At the present time we own the domain name, HarcomProductions.com, with an annual renewal on that domain name through Network Solutions for thirty five dollars.  Besides that, we do not have any patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

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

Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry more stringently, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

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

(12) Our Employees

As of  the close of our fiscal year on December 31, 2008, there were 10 full-time employees and one part time employee of Harcom Productions, Inc.

Item 2.  Description of Property.

We are a brick and mortar company that has a full service recording production studio located in 3,000 square feet of office and studio space.  Our rent on this space is month to month and totals $1,750 per month.   At a price of $7 per square foot, it is a priced even lower than Class C office space, even though it is Class B space.  We do not own the property.  There is ample parking for all employees and guests, and room for expansion of the sales force by additional seven staff members.

Item 3.  Legal Proceedings.

There are no current or ongoing legal proceedings involving Harcom Productions, Inc., nor are there any of which we are aware.

Item 4. Submission of Matters to a Vote of Security Holders.

During our fourth fiscal quarter that ended December 31, 2008, we submitted one item to a vote of security holders.  On December 3rd we distributed an invitation to the meeting to all shareholders in anticipation of our annual meeting which was held on December 18, 2007.  No proxies were solicited and the board of directors as previously reported to the Commission was re-elected in its entirety.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

On March 17, 2008 our common stock was listed for the first time on the OTC Bulletin Board under the symbol “HRCM”.   The first shares were traded at the close of the 2nd quarter of our fiscal year, in late June 2008.   Trading opened at  55 cents per share and remained there for about three weeks.  In the third quarter of  2008, the high bid was .25 per share, with the low bid for that quarter landing at .18 per share.  In the fourth quarter of 2008, the high and low bids were .18 per share.   The source of these quotations is the OTC Bulletin Board as listed on Google Finance.

Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Should a more active market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other on-hold messaging companies, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.  Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

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

As of March 31, 2009 there were 49  holders of record of our common stock and 1,637,500 shares of common stock outstanding.

Item 6.     Selected Financial Data

As a smaller reporting company as defined by §229.10(f)(1), and per the regulations found in Item 301 of Regulation S-K, we are not required to furnish certain Select Financial Data required by larger reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management believes that the overall national economic downturn is having a negative effect on it’s performance.  Many business owners who would have considered our products to be a necessity in better economic times, are now viewing it as an optional luxury.  This is a material trend for a company of our size.  The Company cannot guarantee that profitability will be improved in coming periods.    If earnings do not improve, the Company will have to continue to rely on borrowings from related parties to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Results of Operations for the years ended December 31, 2008 and December 31, 2007

During 2008, the company used $650 of cash in operating activities compared to $16,898 of cash being used by operating activities in 2007.  The main variables contributing to this smaller demand on internally generated cash were a stabilization in the Accounts Receivables balance as compared to a more aggressive depletion of Receivables in 2007.   The company also had an increase of $16,246 in Accrued Liabilities over the prior year, contributing to less cash being required by Operations.

The company faced significant setbacks in profitability in 2008.  Net losses for the year ending December 31, 2008 were ($108,683) as compared to net losses for the prior year of ($78,367).    While this 28% increase in the net loss for the year is a cause of concern for Management, of greater concern are two years of combined net losses of ($187,050). The Company has continued to borrow working capital from a related party as discussed in our Notes to Financials.   How long the related party will be willing to extend capital to the Company,  without a formal agreement in place or without profitable results in coming periods is unclear at this point in time.

Revenues:

For the year ended December 31, 2008, total revenues (excluding other revenue from consulting project)  were $377,059 as compared to total revenues of $433,981 for the same period in 2007.  This represents a decrease of 13%.  The bulk of this decrease occurred in the first quarter of 2008, as the decrease in revenues for the first quarter of 2008 as compared to the same period for the prior year was $63,026, or 46%.  Management attributes this decrease to one key factor.  Our General Manager, Charles Harwell was in poor health during this first quarter, causing him to be absent from the daily operations of the Company fairly consistently.  Since he is the key individual to whom employees look for leadership and final decisions on an operational level, when he is not present, it has a substantial effect on the morale of the employees, especially those on the sales team.  As his health improved, and Susan Harwell, an Officer and Director of the Company became involved in the daily operations of the Company in March of 2008, the revenues began to stabilize.  Over the final three fiscal quarters of 2008, the revenues of the Company were $6104 higher as a total than the same final three quarters in 2007.

The national economy in the fourth quarter of 2008 had a significant effect on the ability of the Company to generate revenue.  Even with Susan Harwell and Charles Harwell working in concert, our revenues landed at $62,217 for the quarter ended December 31, 2008 as compared to $70,064 for the quarter ended December 31, 2007.

The launching of the Harcom Productions website has not had the material effect on revenues that Management had hoped to see in 2008.  Management is currently seeking a low cost solution to create search engine optimization, so that when businesses are seeking telephone on hold messages, the name of the Company will appear higher in the listings on Google and other search engines.    The decrease in revenues for 2008 over prior periods has definitely had a negative effect on the liquidity and capital position of the Company.  If Management’s plans to expand the internet presence of the company while hiring one or two additional telephone sales representatives in future periods do not have a significant effect on future profits, the company will have to continue to borrow money from a related party as discussed in our Notes to Financials.   How long the related party will be willing to extend capital to the Company without a formal agreement in place is unclear at this point in time.

Cost of Goods Sold:

For the year ended December 31, 2008 the Cost of Goods Sold figure was $135,069 as compared to $154,201 for the same period in 2007.  However, as a percentage, in 2008 the Cost of Goods Sold figure comprised 35.8% of Total Revenue while in 2007 it represented 35.5% of Total Revenue.  The difference as a percentage of revenue is immaterial.  Research is currently being conducted to ascertain whether or not another supplier can provide the digital units at a lower cost.  Despite significant efforts over the last quarter of 2008, the Company has not been able to find a less expensive supplier without making a significant compromise in terms of quality.  The Company cannot guarantee that an alternative supplier will be able to provide the units at a lower cost, and is unwilling to compromise on the quality that customer’s will receive, and therefore Management believes that Cost of Goods sold as a percentage of revenue will only decrease as a result of technology improvements by digital player manufacturers, or some other event beyond the current control of the Company.

Operating Expenses:

The only material change the Company experienced in Operating Expenses was Medical Insurance dropping from $9494 in 2007 to only $1655 in 2008.  This can be attributed to Charles Harwell moving off of the Company’s health insurance plan and onto Medicare and Medicaid.

Consulting Revenues:

In 2008, the Company was able to earn Consulting Fees for the first time in our history.  These fees of $25,500 in 2008 as opposed to zero in prior years, resulted from an outside project whereby a technology firm wanted to utilize a small call center to sell their streaming services.    Through a prior relationship that existed between Shane Harwell, our President, and Propeller consulting, the agreement was formed for this three month project.  Unfortunately, the firm ran out of capital, and Harcom was not re-engaged to assist with this product any longer.  The Company remains open to future consulting work of this nature, and Shane Harwell continues to seek opportunities for Harcom to assist other company’s with their endeavors, as long as Management deems that the human resources being re-directed toward outside products and projects will result in greater profitability for the Company than remaining focused on the Company’s core product line.

Off-balance sheet arrangements

The Company has no such arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Harcom Productions, Inc. is a  smaller reporting company, as defined by §229.10(f)(1), and per the regulations found in Item 305 of Regulation S-K, is not required to provide this information.

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements of the Company called for by this item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no disagreements, nor have there been any disagreements with Accountants on Accounting and Financial Disclosure.

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

On May 7, 2007, the Registrant engaged Li & Company, PC as its new independent certified public accounting firm to conduct an audit of the Registrant’s financial statements for the year ended December 31, 2006. This action was previously approved by the company’s Board of Directors.

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

Item 9A(T).  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Harcom Productions Inc.

Management’s Report on Internal Control over Financial Reporting ur management is responsible for establishing ad maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers  and Corporate Governance

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Table 3.0 Directors and Executive Officers

Name	Age	Position
Shane Harwell	43	President, Secretary and Chairman of the Board of Directors (1)
Susan Harwell	43	Treasurer/Director (2)
Charles Harwell	69	Director (3)

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

From 1992 to 2000 Mr. Harwell transferred his skills from the business sector to the non- profit sector.  Serving as Vice President of Sales and Marketing for Impact Productions in Tulsa, Oklahoma  he began his sales force with one part time staff member and built it into a full time staff of 60 people as they became the largest producers and distributors of outreach television  commercials for churches in the nation.  In 2001 his marketing team was purchased in an acquisition by Faith Highway, a Delaware Corporation based in Austin, Texas.   During his last six months of employ with Impact Productions in 2001, Mr. Harwell spent thirty hours a week for six months on site at Harcom Productions, as his father, Charles Harwell took the reins.   Faith Highway purchased the group at Impact under the stipulation that Mr. Harwell remain in charge of the large marketing force.  In 2002, Mr. Harwell was promoted to President of Faith Highway, and he served in that capacity until 2005.   During his tenure there, Faith Highway became the largest producer and syndicator of websites for churches, while remaining the top production company for outreach television commercials. In 2005, Shane Harwell was re-hired by Impact Productions and remained in their employ through 2008.  Neither Impact Productions nor FaithHighway are a parent, subsidiary or other affiliate of Harcom Productions, Inc.

- Susan Harwell has served as our Treasurer and as a Director since October 2006.  From February 1999 to present, Ms. Harwell helped shape the process in the playback department, production department and the billing and administrative areas.  She has been involved in the music/message on hold industry for over twenty years.  Her expertise is in the areas of office administration and production of the audio products themselves.  Susan Harwell is the wife of our President, Shane Harwell and is on site no less than 30 hours each week.

- Charles Harwell has served as a Director since February 2006. He has been the General Manager of all daily activities of Harcom Productions since January of 2001.  Mr. Harwell attended Samford University in Birmingham, Alabama, and in 1962 received his Bachelor of Science Degree in Accounting.  In 1972 Mr. Harwell earned a Master’s of Science Degree in Management from Rollins College in Winter Park, Florida.  Mr. Harwell also served in the United States Air Force from the years 1962-1965, where he received an honorable discharge with the rank of 1st Lieutenant.

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

In 2000, Mr. Harwell began working for Harcom Productions as the General Manager.  He spent several months working alongside of Susan Harwell, (his daughter in law), who has been working in and around this specific industry for twenty years.   Mr. Harwell quickly mastered the nuances of the office administration system as well as the production and delivery systems of the audio products themselves.  In early 2001, our President Shane Harwell worked alongside of Mr. Charles Harwell sharing his expertise in recruiting and sales training.   Charles Harwell has kept the company on a steady course while managing all day to day activities of the company since 2001.    Mr. Charles Harwell is the father of our President Mr. Shane Harwell.

CODE OF ETHICS

We have adopted a code of ethics as of November 11, 2006 that applies to our principal executive officer, principal financial officer and principal accounting officer as well as our employees.  Our standards are in writing.  Our complete Code of Ethics has been incorporated by reference to Exhibit 14 of the Company’s report on Form SB-2 which was filed with the SEC on December 26, 2006.  A copy of our code of ethics is available to any person without charge, upon request.   Requests can be made by sending a self-addressed stamped envelope to:

Request for Code of Ethics

c/o Harcom Productions

5459 South Mingo Rd.- Suite A

Tulsa, OK  74146

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

Nomination of Directors

There have been no changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $1,000,000 in revenue we rely on our President Shane Harwell for our audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Harwell as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Harwell has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Harwell has gained this expertise through his formal education and experience as our President since 1999. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2007 and 2008, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2007 and 2008, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 7.0 Summary Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Shane Harwell (1), President, Secretary and Chairman of the Board of Directors	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Susan Harwell (2), Treasurer/Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	28,064	-0-	-0-	-0-	-0-	-0-	-0-	28,064

Charles Harwell (3), Director	2007	39,000	-0-	-0-	-0-	-0-	-0-	7,288	46,288
	2008	39,000	-0-	-0-	-0-	-0-	-0-	1,640	40,640

(1)    There is no employment contract with Mr. Harwell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2)     There is no employment contract with Ms. Harwell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3)     There is no employment contract with Mr. Harwell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future

Additional Compensation of Directors

Susan Harwell and  Charles Harwell, are paid by the Company.  They are compensated due to their operational roles in the day to day operation of the company, not because of their roles as Directors.  Shane Harwell is not compensated.  Compensation for the future will be determined when and if profitability and/or additional funding is obtained on terms acceptable to the Company. .

Board of Directors and Committees

Currently, our Board of Directors consists of. Shane Harwell, Susan Harwell and Charles Harwell. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Table 4.0 Beneficial Ownership

		Amount and Nature of Beneficial Ownership	Percent of Common Stock
Title of Class	Name and Address of Beneficial Owner	Number of Shares
Common Stock	Shane Harwell 7401 E. 46th Place Tulsa, Ok 74145	468,750	28.62%
Common Stock	Susan Harwell 7401 E. 46th Place Tulsa, Ok 74145	468,750	28.62%
Common Stock	Charles Harwell 7401 E. 46th Place Tulsa, Ok 74145	12,500	0.76%
Common Stock	All Executive Officers and Directors as a Group	950,000	58.00%
(1) The percentages are based on the total of 1,637,500 shares of common stock issued and outstanding as of the date of this report.

The company has no Equity Compensation Plans in place nor future plans concerning Stock Options, Warrants or other Equity instruments.

Item 13.  Certain Relationships and Related Transactions

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following:  Mr. Charles Harwell, a Director of the Company, has made loans to the Company to pay operating expenses in the ordinary course of business.  As of December 31, 2008 as disclosed in our Financial Statements and notes thereto,  there was a total of $192,808 due to Mr. Harwell. These loans will be repaid as future periods of profitability will allow.

DIRECTOR INDEPENDENCE

As a small business issuer we are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. We have not applied for a listing with a national exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. We are not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director. We have conducted regular quarterly Board of Director meetings on the second business Friday of the appropriate month which closes the quarter. Each of our directors has attended all meetings. We have no standing committees regarding compensation, audit or other nominating committees. At our annual shareholders meetings each shareholder is given specific information on how he/she can direct communications to the officers and directors of the corporation.  All communications from shareholders are relayed to the members of the Board of Directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by the current principal accountant, Moore and Associates Chartered for the review of the financial statements for the three quarters ended September 31, 2007 and the three quarters ended September 31, 2008  were $9000.  The Audit fees billed by the current principal accountant, Moore and Associates Chartered for the fiscal year ended December 31, 2007 and fiscal year ended December 31, 2008 were $10,000.

Audit Related Fees

None

Tax Fees

None. Harcom does not utilize the services of the principal accountant for taxes, but rather, utilizes the services of another accounting firm for tax advise, compliance and planning.

All other Fees

None.

Audit Committee’s pre-approval process.

We do not have an audit committee that is comprised of any independent director. As a company with less than $1,000,000 in revenue we rely on our President Shane Harwell for our audit committee financial expert as defined in Item 401(e) of Regulation S-K promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Harwell as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Harwell has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Harwell has gained this expertise through his formal education and experience as our President for over the last eight years. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

PART IV

Item 15. Exhibits.

The following exhibits are included as part of this Registration Statement pursuant to Item 601 of Regulation S-K.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original form SB-2 Registration Statement, filed under SEC File Number 333-139685, or in the case of 8-k Reports, as subsequent filings at the SEC website at www.sec.gov.

Exhibit No.	Description
3(i)*	Harcom Productions, Inc. Certificate of Incorporation
3(ii)*	Articles of Amendment to Harcom Productions, Inc. Certificate of Incorporation
3(iii)*	Harcom Productions, LLC Certificate of Conversion
3(iv)*	Harcom Productions, LLC Plan of Conversion
3(v)*	Amendments to the Articles of Organization of the Powerhouse, L.L.C., an Oklahoma Limited Liability Company
3(vi)*	Harcom Productions, Inc. By-Laws
14*	Code of Ethics
16.1*	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current report on Form 8-K dated May 7, 2007 and filed with the SEC on May 9, 2007
16.2*	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current report on Form 8-K dated August 20, 2007 and filed with the SEC on August 22, 2007
23.1	Consent of Moore and Associates, Chartered
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date
/s/Shane Harwell Shane Harwell	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary, Chairman of the Board of Directors	March 31, 2009

/s/ Susan Harwell Susan Harwell	Treasurer/Director	March 31, 2009

/s/Charles Harwell Charles Harwell	Director	March 31, 2009

Harcom Productions, Inc.

FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harcom Productions, Inc.

We have audited the accompanying balance sheets of Harcom Productions, Inc., as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harcom Productions, Inc., as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has reported net losses of $108,683 and $78,367 for the years ended December 31, 2008 and December 31, 2007 respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 30, 2009

6490 West Desert Inn Road, NV 89146 (702) 253-7499 Fax (702) 253-7501

Harcom Productions, Inc.
Balance Sheets
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Current Assets

Cash & Cash Equivalents	$8,337	$4,798
Accounts Receivable, net	59,243	56,028
Other Current Assets	2,733	4,846
Total Current Assets	70,313	65,672

Other Assets

Intangible Assets-Less Amortization	88,783	105,331
Deposits	1,500	1,650

Total Other Assets	90,283	106,981

TOTAL ASSETS	$160,596	$172,653

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable & Accrued Liabilities	$25,689	$41,935
Due to related parties	192,808	71,850
Note payable (Current)	8,629	8,086

Total Current Liabilities	227,126	121,871

Long Term Liabilities, net of current portion	140,867	149,496

Total Liabilities	367,993	271,367

Stockholders' Deficit
Common Stock, Shares Authorized 100,000,000
Par Value $.01,
Issued and Outstanding
1,637,500 shares	16,375	16,375
Additional Paid-In Capital	99,067	99,067
Accumulated Deficit	(322,839)	(214,156)

Total Deficit	(207,397)	(98,714)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$160,596	$172,653

	The accompanying notes are an integral part of these statements

Harcom Productions, Inc.
Statements of Operations
For the Years Ended December 31, 2008 and 2007

REVENUE	December 31, 2008	December 31, 2007

Shipped Products	$378,241	$437,737
Refund/Discounts of Services	(1,182)	(3,756)
Total Revenue	377,059	433,981

COST OF GOODS SOLD
Commission	45,971	46,059
Materials	72,550	91,594
Amortization Expense	16,548	16,548

Total Cost of Goods Sold	135,069	154,201

Gross Profit	241,990	279,780
OPERATING EXPENSES
General & Administrative	77,401	82,320
Medical Insurance	1,655	9,494
Employee Compensation	277,864	236,748

Total Operating Expenses	356,920	328,562
OTHER EXPENSE
Interest Expense	19,253	29,585
OTHER REVENUE
Consulting Fees	25,500	-
NET LOSS BEFORE INCOME TAXES	(108,683)	(78,367)

Provision for Income Taxes	0	0
NET INCOME (LOSS)	$(108,683)	$(78,367)

Earnings (Loss) per common share
basic and fully Diluted	$(0.07)	$(0.05)

Weighted average number of
Common shares outstanding	1,637,500	1,637,500

The accompanying notes are an integral part of these statements

Harcom Productions, Inc.
Statement of Stockholder's Deficit
For the Years Ended December 31, 2008 and 2007

	Common	Common	Additional
	Shares	Stock	Paid	Accumulated
	Issued	(at Par Value)	in Capital	Deficit	Total
Opening Balances 2006	-	$-	$-	$(83,935)	$(83,935)

Issuance to 2 Directors-10/4/06	937,500	938	(938)	-	-

Private offering to 43 shareholders closed 11/15/06	537,500	538	(323)	-	215

3rd director issued shares 11/08/06	12,500	13	(13)	-	-

Net Loss 2006	-	-	-	(51,854)	(51,854)

Balances Dec 31, 2006	1,487,500	14,875	(14,660)	(135,789)	(135,574)

Issuance to Cresta Capital -5/9/07	150,000	1,500	(1,500)	-	-

Cancellation of Accrued Purchase Obligation- 11/21/07	-	-	115,227	-	115,227

Net Loss 2007	-	-	-	(78,367)	(78,367)

Balances Dec 31, 2007	1,637,500	16,375	99,067	(214,156)	(98,714)

Net Loss 2008	-	-	-	(108,683)	(108,683)

Balances Dec 31, 2008	1,637,500	$16,375	$99,067	$(322,839)	$(207,397)

Note: The Company had a 1 to 2.66 reverse split on October 5, 2006 and a 25 to 1 forward split on December 2, 2007.
These stock transactions have been retroactively applied to the above statement.

The accompanying notes are an integral part of these statements

Harcom Productions, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Operating Activities:
Net Income (Loss)	$(108,683)	$(78,367)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	16,548	16,548
Accounts receivable	(3,215)	50,630
Accounts Payable and Accrued Liabilities	(16,246)	(2,363)
Prepaid expenses	2,263	(3,346)
Net Cash (Used) Provided By Operating Activities	(650)	(16,898)

Investment Activities	-	-

Financing Activities
Due to Related Party	121,501	23,856
Note Payable (Current)	(8,629)	(8,086)
Net Cash provided by Financing Activities	112,872	15,770

Net Change in Cash	3,539	(1,128)

Cash, Beginning of Period	4,798	5,926

Cash, End of Period	$8,337	$4,798

Non Cash Activities:
Stock Issued for Services	-	-
Forgiveness of Accrued Purchase Obligation	-	$115,227

Supplemental Information
Interest Paid	$19,253	$29,585
Income Taxes Paid	-	-

The accompanying notes are an integral part of these statements

Harcom Productions, Inc.

Notes to Financial Statements

December 31, 2008 and 2007

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

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.  For the years ended December 31, 2007 and December 31, 2008, the Company’s allowance for doubtful accounts totaled $5,379 and $5,688 respectively.  These totals are based upon management’s analysis of possible bad debts.  This analysis was based on a two year study of bad debt as it relates to Receivables.

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

New Accounting Standards

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financials statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).    The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows.  First, FASB Statements, Interpretations, Implementation Issues, Staff Positions, and AICPA Research Bulletins and Board Opinions.  Next, FASB Technical Bulletins, and if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.  Third, AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, and finally, Implementation guides (Q & As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides an Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of  Present Fairly in Conformity With Generally Accepted Accounting Principles.  Once effective, the application of this statement shall apply to all entities whose effective date is after March 15, 1992.  Any effect of applying the provisions of this statement shall be reported as a change in accounting principle.  The company has applied these provisions, and they have had no impact on our consolidated financial statements for the year ended December 31, 2008 or prior periods.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Under the provisions of SFAS No. 159, the Company may choose to carry many financial assets and liabilities at fair values with changes in fair value recognized in earnings.  The company elected not to make this choice.

In June 2006, the Financial Accounting Standard s Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48).  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The company adopted the pronouncement for periods after July 1, 2007 and the pronouncement had no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, a standard that provides enhanced guidance for using fair value to measure assets and liabilities.   The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financials statements for an interim period within that fiscal year.  The Company adopted this pronouncement effective for periods beginning after January 1, 2008.  It had no material effect upon the financial statements of the company.

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

Note 2 – Intangible Assets

The cost to acquire intangible assets in 1999 has been allocated to the assets acquired according to the estimated fair values and amortized over a 15 year life using the straight line method. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  No impairment was identified for the years ended December 31, 2008 and 2007.

The identifiable intangible assets acquired and their carrying values at December 31, 2008 and 2007 are:

	2008	2007
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(159,464)	(142,916)
Net Intangible Asset	$88,783	$105,331

Total amortization expense charged to operations for the year ended December 31, 2008 and 2007 was $16,548 and $16,548, respectively.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Accounts payable	$1,626	$15,526
Accrued rent	3,400	3,300
Accrued state unemployment tax	245	347
Accrued salaries	5,497	4,449
Accrued interest	6,908	5,305
Accrued Commissions	8,013	13,008
Total accounts payable and accrued liabilities	$25,689	$41,935

Note 4 – Notes Payable and Long-term Debt

The long-term debt at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Note payable to former owners, dated July 1, 1999, bearing interest at 6.5% per annum, payable on March 1, 2019	$149,496	$157,583
Less: current installments	(8629)	(8,087)

Total amount of long-term debt	$140,867	$149,496

Aggregate maturities of long term debt, as of December 31, 2008, are as follows:

2009	$8629
2010	9,157
2011	9,824
2012	10,482
2013	11,185
Thereafter	100,219

$149,496

Note 5 – Due to Related Parties

Since 2004, the Company’s General Manager has advanced funds to the Company to purchase materials expensed as costs of goods sold as well as to occasionally meet payroll obligations.  These loans were made through the use of the General Manager’s personal credit cards and personal loans.  As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit agreement.  For the years ended December 31, 2008 and 2007, the net effect of unpaid advances were $114,050 and $3659 respectively.  Additionally, the total amount of accrued interest related to the outstanding balances totaled $6,908 and $5,305, respectively.

Advancement activity for 2008 and 2007 was as follows:

	2008	2007

Beginning Balance	$71,850	$62,886
Advancements	172,050	104,322
Repayments	(58,000)	(100,663)
Interest Accrued	6908	5305
Ending Balance	$192,808	$71,850

Note 6 – Accrued Purchase Obligation

The following reflect changes in the estimated accrued purchase obligation liability for future health and automobile costs due to a related party:

	2008	2007

Beginning Balance	$-	$100,842
Accretion of liability		14,385
Repayments/ Forgiveness of Debt		(115,227)
Ending Balance	$-	$-

As of December 31, 2006, the Company had not made any of the required payments since June 2002.  However, on November 21, 2007 a retroactive amendment to the Contract for Sale was executed.  Per this amendment the prior owners of the company, who are a related party from whom the current President and majority shareholders acquired the company in 1999, agreed to waive any and all payments pertaining to health and automobile costs.  This included all accrued balances as of the date of the Amendment as well as future payments that might have accrued.

The cancellation of this debt also had a material impact on the interest expense for the company in 2008.  Interest expense was $ 29,585 and $19,253 for the years ended December 31, 2007 and December 31, 2008 respectively.

Note 7 – Other Commitments and Contingencies

Lease Agreement

On March 12, 2008, the Company executed a lease agreement.  This lease agreement covers the office space for the Company’s headquarters in Tulsa, Oklahoma includes 3,000 square feet of finished office space leased for one year beginning on April 1, 2008 and included a deposit of $1,500.  The lease renews annually and the related rental expense for 2007 was $19,800 and $24,000, for 2008 respectively.

Note 8 – Capital

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

On March 6, 2007 the Company issued 150,000 shares of common stock to Cresta Capital Strategies, LLC as a retainer for corporate finance and advisory services, bringing the total number of outstanding shares to 1,637,500.   The difference in the value of these shares at $.01 Par and the amount of paid in capital of $215 is detailed in the Owner’s Equity Schedule and is reflected in the Financial Statements for 2007 and 2008.

No additional shares have been issued since that time.

Note 9 – Financial Statement Earnings (Loss) per Share

By the close of 2007, the Company had 1,637,500 shares outstanding.   By the close of 2008, the Company had 1,637,500 shares outstanding. For financial statement presentation, the 1,637,500 will be considered to be the weighted average number of outstanding shares for the years ended December 31, 2007 and December 31, 2008.

Note 10- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has reported net losses of ($78,367) and ($108,683) for the years ended December 31, 2007 and December 31, 2008 respectively.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  It is management's plan to complete and execute a business plan in order to supply the needed cash flow.