Form 10-Q
period 2009-03-31
Harcom Productions, Inc.
filed 2009-05-14
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2009
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

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X .

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 14, 2009:  1,637,500 shares.

Harcom Productions, Inc.
Balance Sheets

	March 31,2009 (UNAUDITED)	December 31, 2008
ASSETS
Current Assets
Cash & Cash Equivalents	$8,275	$8,337
Accounts Receivable, net	54,028	59,243
Other Current Assets	1,931	2,733
Total Current Assets	64,234	70,313

Other Assets
Intangible Assets-Less Amortization	84,646	88,783
Deposits	1,500	1,500
Total Other Assets	86,146	90,283

TOTAL ASSETS	$150,380	$160,596

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Liabilities	$23,270	$25,689
Due to related parties	216,276	192,808
Note payable (Current)	8,770	8,629
Total Current Liabilities	248,316	227,126

Long Term Liabilities, net of current portion	138,621	140,867
Total Liabilities	386,937	367,993

Stockholders' Equity
Common Stock, Shares Authorized 100,000,000
Par Value $.01,
Issued and Outstanding
1,637,500 shares	16,375	16,375
Additional Paid-In Capital	99,067	99,067
Accumulated Deficit	(351,998)	(322,839)
Total Equity	(236,556)	(207,397)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,381	$160,596
The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Operations

 (UNAUDITED)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
REVENUE
Shipped Products	$82,756	$76,318
Refund/Discounts of Services	0	(1,045)
Total Revenue	82,756	75,273

COST OF GOODS SOLD
Commission	8,878	17,840
Materials	21,673	13,854
Amortization Expense	4,137	4,137
Total Cost of Good Sold	34,688	35,831

Gross Profit	48,068	39,442

OPERATING EXPENSES
General & Administrative	16,515	25,112
Medical Insurance	410	423
Employee Compensation	56,283	58,090
Total Operating Expenses	73,208	83,625

OTHER EXPENSE
Interest Expense	3,217	2,988

NET INCOME/LOSS	$(28,357)	$(47,171)

Presentation of Net Income/(Loss)
Net Income (Loss) before Income tax	$(28,357)	$(47,171)

Provision for Income tax	0	0

Net Income (Loss)	$(28,357)	$(47,171)

Earnings (Loss) per Common share basic and fully Diluted	$(0.02)	$(0.01)

Weighted average number of Common shares outstanding	1,637,500	1,637,500
The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Cash Flows

 (UNAUDITED)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Operating Activities:

Net Income (Loss)	$(28,357)	$(47,171)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	4,137	4,137
Accounts receivable	5,215	1,314
Accounts Payable and Accrued Liabilities	(2,419)	8,075
Prepaid expenses	(802)	(1,500)
Net Cash (Used) Provided By Operating Activities	(22,226)	(35,145)

Investment Activities	0	0
Financing Activities
Note Payable (Current)	141	133
Due to Related Party	22,023	41,833
Net cash provided by financing activities	22,164	41,966

Net Change in Cash	(62)	6,821
Cash, Beginning of Period	8337	4,798
Cash, End of Period	$8275	$11,619

Non Cash Activities	0	0

Supplemental Information
Interest Paid	$3,217	$2,988
Income Taxes Paid	0	0

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2009

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

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.  As of March 31, 2009, the Company’s allowance for doubtful accounts totaled $5,181  based upon management’s analysis of possible bad debts.  This analysis was based on a two year study of bad debt as it relates to Receivables.

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

New Accounting Standards

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

The identifiable intangible assets acquired and their carrying values at March 31, 2009 and 2008 are:

	2009	2008
Jingles used in on hold messaging	$ 248,247	$ 248,247
Less: Accumulated Amortization	(163,601)	(147,053)
Net Intangible Asset	$ 84,646	$ 101,194

Total amortization expense charged to operations for the quarter ended March 31, 2009 and 2008 was $4137 and $4137 respectively.

Note 3 –Long-term Debt

The long-term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.  The balance on the note payable net of current portion on March 31, 2008 was $149,496 and on December 31, 2008 it was $140,867.   The balance on March 31, 2009 is $138,621.

Note 4 – Due to Related Parties

Since 2004, the Company’s General Manager has advanced funds to the Company to purchase materials expensed as costs of goods sold as well as to occasionally meet payroll obligations.  These loans were made through the use of the General Manager’s personal credit cards and personal loans.  As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit agreement.  For the years ended December 31, 2008 and 2007, the net effect of unpaid advances were $192,808 and 71,850 respectively.  The net effect of unpaid balances on March 31, 2009 is $216,276.

Note 5 – Other Commitments and Contingencies

Lease Agreement

On March 12, 2008, the Company executed a lease agreement.  This lease agreement covers the office space for the Company’s headquarters in Tulsa, Oklahoma includes 3,000 square feet of finished office space leased for one year beginning on April 1, 2008 and included a deposit of $1,500.  The lease renews annually and the related rental expense for 2007 was $19,800 and $24,000, for 2008 respectively.  The related rental expense for the quarter ended March 31, 2009 is $5,100.

Note 6- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has reported net losses of ($78,367) and ($108,683) for the years ended March 31, 2008 and December 31, 2008 respectively, and a net loss of ($28,357) for quarter ended March 31, 2009.  Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern.  It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

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

The company faced significant setbacks in profitability in 2008.  Net losses for the year were ($108,683).  Net losses for the quarter ending March 31, 2009 were ($28,357).

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

OPERATING ACTIVITIES

During 2008, the company used $109,333 of cash in operating activities.  During the quarter ended March 31, 2008 the company used $35,145 of cash in operating activities.  During the quarter ended March 31, 2009 the company used $22,226 of cash in operating activities.   This $12,919 decrease in cash used in operating activities in the first three months of 2009 when compared to the same period in 2008 was a result of Net losses being reduced by $18,814 when comparing those losses to the first quarter of 2008.  This, along with a decrease in accounts receivable over the prior quarters comparison to the fourth quarter of the preceding year of $3901, along with a decrease of account payable, accrued liabilities of $5656.  These items account for the majority of the difference.

Results of Operations for the three months ended March 31, 2009 and 2008

Revenues:

For the three months ended March 31, 2009, total revenues were $82,756 as compared to total revenues of $75,273 for the same period in 2008.  This increase of $7483 or 10%, is still not enough revenue to take the organization to a profitable position.  This improvement should be viewed more as an improvement in a very poor first quarter of 2008 rather than a large enough difference to enable the Company to cash flow itself without taking on small, unsecured loans from a related party, as discussed in our Notes to Financials.  The General Manager of the Company, Charles Harwell is back in good health in the first quarter of 2009 as compared to his very poor health in the first quarter of 2008.  His presence on a daily basis has a material impact on the morale of the employees and therefore the productivity of the sales force.

The continued daily involvement of Susan Harwell in the areas of Production and Playback, also provides a higher quality product to the average customer while reducing the turnaround time from an average of seven days from point of sale to playback back in 2008, to three days now in 2009.  This enables the customer to hear the final product while the terms of the original sale are still fresh in their mind, and their excitement level is a bit higher, which leads to a higher ship-out rate than when the turnaround time was twice as long.

Though nothing is certain, the Board of Directors and Management are hopeful that the revenue improvements experienced in the first quarter of 2009, will continue in future periods, thus improving our liquidity and capital position.

Cost of Goods Sold:

For the three months ended March 31, 2009, and the three months ended March 31, 2008, the figure was almost the same; $34,688 and $35,831 respectively.  However, the two main figures that comprise these totals had some fluctuation.  Cost of Materials was $21,673 in 2009 and only $13,854 in 2008.  This was due to two reasons.  The first was that we purchased approximately $5,000 in digital players due to a liquidation sale from one of our vendors in 2009.  This decision by management will save us 30% on those particular units in coming months.  They are our standard units for re-sale, so there is no danger of that inventory remaining un-sold in coming months.  The other reason simply had to do with the timing of when agreements were made to purchase the inventory last year versus this year, and therefore the recording under the accrual method of accounting reflects that difference.  The same is true of the Commission figure.  The difference between the $17,840 in 2008 vs. $8,878 in 2009 is due to two variables.  One is the timing of accrual entry.  The other, however, is due to the fact that our sales this year were generated by a greater number of more inexperienced staff contributing sales at lower levels per salesperson than last year.  Last years sales, although $7483 lower than this years, were driven primarily by two, very seasoned representatives who generated over 80% of the sales, and therefore earned higher commissions.  Management believes if we can continue to train our less experience representatives, we should see an overall positive effect on our liquidity in coming quarters.

Operating Expenses:

Our Total Operating Expense dropped from $83,625 for the first fiscal quarter in 2008 to $76,425 for the same period in 2009.  More significantly, this represents a reduction in operating expenses as a percentage of revenue from 111% of revenues in 2008 to 92% in 2009.  While the improved percentage is still not low enough for the company to experience positive cash flow, it is certainly a step in the right direction.  Part of the reason for the improvement is that total employee compensation as a percentage of sales actually dropped from 77% in the first quarter of 2008 to 68.5% for the first quarter of  2009.  Although management believes that these percentages are still too high for the Company to be profitable, it is a positive step in the right direction.  Management believes that continuing to increase sales is the most solid long-term solution to our liquidity situation, as the Company does not employ any individual whose efforts are not required on a full time basis to keep the Company operating at an acceptable level of efficiency.

Our General and Administrative expenses dropped from $25,112 to $19,318 when comparing those expenses from the period ended March 31, 2008 to the period ended March 31, 2009.  This is a difference of $5,794 or 23%.  The main reasons for this decrease were twofold.  First, our telephone expense was less than half the amount it was in 2008, because in 2008 we changed our location, so there were significant costs associated with disconnecting our phone system and reinstalling the system in our new offices.  Secondly, our professional fees were about $3000 higher in 2008 due the timing of auditing and quarterly review work, and when those engagements with our independent accounting firm took place.

Though management believes some of the small trends in expense reductions discussed above are positive, it is impossible to determine if our sales will increase in future quarters.  Without an increase in sales, our liquidity picture will remain poor, and we will have to continue to rely upon borrowings from a related party, until we can increase our overall sales performance.

Net Income:

For the three months ended March 31, 2009, Net Losses were ($28,357) as compared to Net Losses of ($47,171) for the same period in 2008.  Management believes this improvement has more to do with the reduction of certain operational expenses, and the timing of those expenses as discussed above, than a material change in the profitability of the company due to it’s slightly higher sales. Management will continue to focus on providing strong sales training for the newer member of our staff in hopes that the per person sales average will continue to climb in coming quarters.  Management believes the net losses that the Company has experienced over the past five quarters is a result of the overall national economic downturn. Many business owners who would have considered our products to be a necessity in better economic times, are now viewing it as an optional luxury.  The Company cannot guarantee that profitability will be improved in upcoming quarters.  If earnings do not improve, the Company will have to continue to rely on borrowings from Directors to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Comparison of Balance Sheet for March 31, 2009 and March 31, 2008  as it pertains to Capital and Liquidity.

Cash and Equivalents:

          The balance in this account is $3344 lower on March 31, 2009 than it was on March 31, 2009.  However, this shift is not a material indicator of the capital or liquidity position of the Company.  Of greater concern to management is the increase in debts due to related parties which have resulted from stagnant sales and higher expenses over the past six quarters.  If earnings do not improve, the Company will have to continue to rely on borrowings from related parties to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Accounts Receivable:

The balance in this account is $686 lower on March 31, 2009 than it was on March 31, 2008. However, this small decrease is not material when considered in light of the overall Balance Sheet, nor is it an indicator of the capital or liquidity position of the Company.   As a result, Management believes no conclusion can be drawn regarding its effect on capital or liquidity at this time.

Total Current Liabilities:

The Total Current Liabilities balance has increased by $76,173 from the period between March 31, 2008 and March 31, 2009.   This is primarily due to the increase in the balance of the notes Due to related parties of $102,543.   This increase reflects borrowings from Charles Harwell, a Director in the Company, who loans cash to the company to offset losses.  This loan bears no interest as discussed in the notes to financials.   However, this level of debt creates a future demand on profits, as the Company seeks to repay the Director from future profits.  This factor presents a significant challenge as it pertains to the future liquidity and capital position of the Company.

FINANCING ACTIVITIES

In the first three months of 2008, net cash provided by financing activities was $41,966 while the net cash provided by financing activities during the first three months of 2009 was $22,164.  The difference was due to borrowings from a related party to assist with cash flow as discussed in the notes to financials.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to shareholders for the period ended March 31, 2009.

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

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	May 14, 2009
President, Secretary, and Chairman of the Board