Form 10-Q
period 2009-06-30
Harcom Productions, Inc.
filed 2009-08-17
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 14, 2009: 1,637,500 shares.

Harcom Productions Inc

Balance Sheets

	June 30, 2009	December 31, 2008
	(UNAUDITED)
ASSETS
Current Assets
Cash & Cash Equivalents	$7,303	$8,337
Accounts Receivable, net	43,820	59,243
Other Current Assets	1,231	2,733
Total Current Assets	52,354	70,313
Other Assets
Intangible Assets-Less Amortization	80.509	88,783
Deposits	1,500	1,500
Total Other Assets	82,009	90,283
TOTAL ASSETS	$134,363	$160,596

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities	$18,225	$25,689
Due to related parties	238,552	192,808
Note payable (Current)	8,913	8,629

Total Current Liabilities	265,690	227,126

Long Term Liabilities, net of current portion	136,338	140,867
Total Liabilities	396,908	367,993
Stockholders' Equity
Common Stock, Shares Authorized 100,000,000
Par Value $.01,
Issued and Outstanding
1,637,500 shares	16,375	16,375

Additional Paid-In Capital	99,067	99,067
Accumulated Deficit	(383,107)	(322,839)

Total Equity	(267,665)	(207,397)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,363	$160,596

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Operations

(UNAUDITED)

REVENUE	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008

Shipped Products	$54,116	$107,064	$136,872	$183,382
Consulting Fees	0	6,650	0	6,650
Refund/Discounts of Services	(360)	(137)	(360)	(1182)
Total Revenue	53,756	113,577	136,512	188,850

COST OF GOODS SOLD
Commission	1,603	7,567	10,481	25,407
Materials	9,802	21,919	31,475	35,773
Amortization Expense	4,137	4,137	8274	8,274

Total Cost of Good Sold	15,542	33,623	50,230	69,454

Gross Profit	38,214	79,954	86,282	119,396
OPERATING EXPENSES
General & Administrative	12,306	29,091	28,821	54,203
Medical Insurance	423	410	834	833
Employee Compensation	53,423	59,696	109,705	117,786

Total Operating Expenses	66,152	89,197	110,540	172,822
OTHER EXPENSE
Interest Expense	3171	3385	6388	6373

NET INCOME/LOSS	(31,109)	(12,628)	(59,466)	(59,799)

Presentation of Net Income/(Loss)
Net Income (Loss) before Income Tax	(31,109)	(12,628)	(59,466)	(59,799)
Provision for Income Tax	0	0	0	0

Net Income (Loss)	$(31,109)	$(12,628)	$(59,466)	$(59,799)

Earnings(Loss) per common
share-basic and fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
Common shares outstanding	1,637,500	1,637,500	1,637,500	1,637,500

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Cash Flows

 (UNAUDITED)

	For the six months ended	For the six months ended
Operating Activities:	June 30, 2009	June 30, 2008

Net Income (Loss)	$(59,466)	$(59,799)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	8,274	8,274
Accounts Receivable	15,423	(25,569)
Accounts Payable and Accrued Liabilities	(7,464)	21,175
Prepaid expenses	1231	(771)
Net Cash (Used) Provided By Operating Activities	(42,002)	(56,690)

Investment Activities	0	0

Financing Activities
Note Payable (Current)	284	267
Due to Related Party	40,684	70,763
Net Cash Provided by Financing Activities	40,968	71,030
Net Change in Cash	(1,034)	14,340
Cash, Beginning of Period	8,337	4,798
Cash, End of Period	$7,303	$19,138

Non Cash Activities	0	0
Supplemental Information
Interest Paid	$3,171	$6,373
Income Taxes Paid	0	0

 The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Six Months Ended June 30, 2009

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

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability. As of June 30, 2009, the Company’s allowance for doubtful accounts totaled $4,202 based upon management’s analysis of possible bad debts. This analysis was based on a two year study of bad debt as it relates to Receivables.

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

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ significantly from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The identifiable intangible assets acquired and their carrying values at June 30, 2009 and 2008 are:

	2009	2008
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(167,738)	(151,190)
Net Intangible Asset	$80,509	$97,057

Total amortization expense charged to operations for the quarter ended June 30, 2009 and 2008 was $4137 and $4137 respectively.

Note 3 – Long-term Debt

The long-term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019. The balance on the note payable net of current portion on December 31, 2007 was $149,496 and on December 31, 2008 it was $140,867. The balance on June 30, 2009 is $136,338.

Note 4 – Due to Related Parties

Since 2004, the Company’s General Manager has advanced funds to the Company to purchase materials expensed as costs of goods sold as well as to occasionally meet payroll obligations. These loans were made through the use of the General Manager’s personal credit cards and personal loans. As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit agreement. For the years ended December 31, 2008 and 2007, the net effect of unpaid advances were $192,808 and 71,850 respectively. The net effect of unpaid balances on June 30, 2009 is $238,552.

Note 5 – Other Commitments and Contingencies

Lease Agreement

On March 12, 2008, the Company executed a lease agreement. This lease agreement covers the office space for the Company’s headquarters in Tulsa, Oklahoma includes 3,000 square feet of finished office space leased for one year beginning on April 1, 2008 and included a deposit of $1,500. The lease renews annually and the related rental expense for 2007 was $19,800 and $24,000, for 2008 respectively. The related rental expense for the quarter ended June 30, 2009 is $4,400.

Note 6- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has reported net losses of ($78,367) and ($108,683) for the years ended December 31, 2007 and December 31, 2008 respectively, and a net loss of ($31,109) for quarter ended June 30, 2009. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

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

The company faced significant setbacks in profitability in 2008. Net losses for the year were ($108,683). Net losses for the quarter ending June 30, 2009 were ($31,109). For the six months ended June 30, 2008 net losses totaled ($59,799) while for the same period in 2009, net losses totaled ($59,466).

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

OPERATING ACTIVITIES

During 2008, the company used $109,333 of cash in operating activities. During the six months ended June 30, 2008 the company used $42,002 of cash in operating activities. For the same period in 2008, the company used $56,690 of cash in operating activities. This $14,688 decrease in cash used in operating activities in the first six months of 2009 when compared to the same period in 2008 was a result of a decrease in Accounts Receivable when comparing the first six months of each of 2008 and 2009, and to a lesser extent, an increase in Accounts Payable for those periods. So the reduction in the cash used in operating activities is not an indication of improved income performance on the part of the company.

Results of Operations for the three months ended June 30, 2009 and 2008

Revenues:

For the three months ended June 30, 2009, total revenues were $53,756 as compared to total revenues of $113,577 for the same period in 2008. For the six months ended June 30, 2009, total revenues were $136,872 as compared to total revenues of $183,382 for the same period in 2008. This decrease of revenues of $59,821 when comparing the second fiscal quarters and the shortfall of $46,510 when comparing the two six months periods is due to two variables. The first is that our top sales representative left the company in early April. The second is the overall state of the national economy. Management has hired two new sales representatives during this second quarter of 2009 in hopes that one of them, or one of the other four existing representatives in our employ will become more proficient in their performance in coming periods.

The sluggish sales experienced during this quarter has had a detrimental effect on our liquidity and capital position.

Cost of Goods Sold:

For the three months ended June 30, 2009, Cost of Goods Sold was $15,542 as compared to $33,623 for the same period in 2008. For the six months ended June 30, 2009, total Cost of Goods Sold was $50,230 as compared to $69,454. This decrease in this expense of $18,081 when comparing the second fiscal quarters and the decrease of $19,224 when comparing the two six months periods is due to two variables. First, the timing of a purchase commitment near the close of the first quarter of 2008 slightly “inflated” the expense as reflected on an accrual based system. Secondly, the sharp decline in sales in the second quarter of 2009 created a commensurate reduction in the amount of materials required to fulfill sales orders. Whenever an expense can be reduced, it creates a positive impact on our liquidity and capital position.

Operating Expenses:

For the three months ended June 30, 2009, our Total Operating Expenses were $66,152 as compared to $89,197 for the same period in 2008. For the six months ended June 30, 2009, Total Operating Expenses were $110,540 as compared to $172,822 for the prior year. This decrease of $23,045 when comparing the second fiscal quarters and the decrease of $62,282 can be found primarily in the General and Administrative Expenses of the company. Our rent was $2600 lower due to renegotiation of our lease in the fourth quarter of 2008. Our professional fees when comparing the first two quarters of each year were reduced by the amount of $3251. Bad debt swung from $9939 to ($1486) when comparing the two quarters. Our bad debt expense is a function of the actual accounts that are written off, when compared to the allowance for bad debt that is reflected on our balance sheet. The company takes a very conservative position when reporting Accounts Receivable as well as Sales. The negative expense for Bad Debt over the first two quarters of 2009 is a reflection of a lower balance in Accounts Receivable, as well as an adjustment to our allowance account. In essence we have had more in the allowance account than we have needed to offset actual bad debts. Office Expenses were also 41% lower than for the same two quarters in 2008. This is due to the fact that we had recently moved into our new office space in April of 2008. The moving expense was reflected in that category.

Though management believes some of the small trends in expense reductions discussed above are positive, it is impossible to determine if our sales will increase in future quarters. Without an increase in sales, our liquidity picture will remain poor, and we will have to continue to rely upon borrowings from a related party, until we can increase our overall sales performance.

Net Income:

For the three months ended June 30, 2009, our Net Losses were ($31,109) as compared to ($12,628) for the same period in 2008. For the six months ended June 30, 2009, our Net Losses were ($59,466) as compared to ($59,799) for the prior year. The six month’s periods are virtually the same, while the $31,109 net loss in a single quarter is not a positive trend. With a sales staff of six people, when the top performer leaves the company, unless there are one or more solid sales performance already on staff, the impact can be severe. Management is trying to judiciously balance the need for the right number of sales staff with the outlay of compensation necessary to hire, train, and retain sales staff. Our sales training is more focused than t any time in our history, however, it is more difficult to keep our sales staff motivated when sales are slow due to the national economy.

Management will continue to focus on providing strong sales training for the newer members of our staff in hopes that the per person sales average will climb in coming quarters. Management believes the net losses that the Company has experienced over the past six quarters is a result of the overall national economic downturn. Many business owners who would have considered our products to be a necessity in better economic times, are now viewing it as an optional luxury. The Company cannot guarantee that profitability will be improved in upcoming quarters. If earnings do not improve, the Company will have to continue to rely on borrowings from Directors to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Comparison of Balance Sheet for June 30, 2009 and December 31, 2008 as it pertains to Capital and Liquidity.

Cash and Equivalents:

The balance in this account is $1034 lower on June 30, 2009 than it was on December 31, 2008. However, this shift is not a material indicator of the capital or liquidity position of the Company. Of greater concern to management is the increase in debts due to related parties which have resulted from stagnant sales and higher expenses over the past six quarters. If earnings do not improve, the Company will have to continue to rely on borrowings from related parties to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Accounts Receivable:

The balance in this account is $15,423 lower on June 30, 2009 than it was on December 31, 2008. This decrease in an indication of poor sales performance in the quarter ended June 30, 2009. The Accounts Receivable of the Company are kept fairly current over time, so any decrease is usually an indication of fewer Sales being generated as part of the Accounts Receivable Balance. With lower Accounts Receivable, it also reflects a more vulnerable cash position for upcoming periods as there is a lower “reserve” of customers who are forecasted to send in cash payments coming months. This trend of lower Sales which is in turn, creating lower Accounts Receivable balances, if not reversed, will have a negative impact on the capital and liquidity of Harcom Productions Inc.

Total Current Liabilities:

The Total Current Liabilities balance has increased by $38,564 from the period between December 31, 2008 and June 30, 2009. This is primarily due to the increase in the balance of the notes Due to related parties of $45,744. This increase reflects borrowings from Charles Harwell, a Director in the Company, who loans cash to the company to offset losses. This loan bears no interest as discussed in the notes to financials. However, this level of debt creates a future demand on profits, as the Company seeks to repay the Director from future profits. This factor presents a significant challenge as it pertains to the future liquidity and capital position of the Company.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.: Legal Proceedings:

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

ITEM 2.: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.: Defaults Upon Senior Securities:

None.

ITEM 4.: Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended June 30, 2009.

ITEM 5.: Other Information:

None.

Item 6.: Exhibits:

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

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	August 14, 2009
President, Secretary, and Chairman of the Board