Form 10-Q
period 2009-09-30
Harcom Productions, Inc.
filed 2009-11-13
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company X
(Do not check if a smaller reporting company)

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 12,  2009:  1,637,500 shares.

Harcom Productions, Inc.

Balance Sheets

September 30, 2009 and December 31, 2008

(UNAUDITED)

	Sept. 30, 2009	Dec. 31, 2008
ASSETS
Current Assets
Cash & Cash Equivalents	$337	$8,337
Accounts Receivable, net	54,432	59,243
Prepaid Expenses	231	2,733
Total Current Assets	55,000	70,313

Other Assets
Intangible Assets-Less Amortization	76,372	88,783
Deposits	1,500	1,500
Total Other Assets	77,872	90,283

TOTAL ASSETS	$132,872	$160,596

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable & Accrued Liabilities	$19,812	$25,689
Due to related parties	247,365	192,808
Note payable (Current)	9,059	8,629
Total Current Liabilities	276,236	227,126

Long Term Liabilities, net of current portion	134,018	140,867

Total Liabilities	410,254	367,993

Stockholders' Equity
Common Stock, Authorized 100,000,000
Shares, Par Value $.01, Issued and Outstanding
on December 31, 2008 and September 30, 2009
is 1,637,500 shares	16,375	16,375
Additional Paid-In Capital	99,067	99,067
Accumulated Deficit	(392,824)	(322,839)
Total Stockholders’ Equity/(Deficit)	(277,382)	(207,397)

TOTAL LIABILITIES AND EQUITY	$132,872	$160,596

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(UNAUDITED)

REVENUE	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008

Shipped Products	$59,280	$107,142	$196,152	$290,524
Consulting Fees	-	18,850	-	25,500
Refund/Discounts of Services	-	-	(360)	(1,182)
Total Revenue	59,280	125,992	195,792	314,842

COST OF GOODS SOLD
Commission	6,949	12,472	17,430	37,879
Materials	11,470	23,885	42,945	59,658
Amortization Exp.	4,137	4,137	12,411	12,411

Total Cost of Good Sold	22,556	40,494	72,786	109,948

Gross Profit	36,724	85,498	123,006	204,894

OPERATING EXPENSES
General & Administrative	11,346	28,251	39,466	82,454
Medical Insurance	-	411	834	1,244
Employee Compensation	32,180	84,720	141,886	202,506

Total Operating Expenses	43,526	113,382	182,186	286,204

OTHER EXPENSE
Interest Expense	3,616	3,333	10,003	9,706

NET INCOME/LOSS	$(10,417)	$(31,217)	$(69,183)	$(91,016)

Pro Forma Presentation of Net Income/(Loss)
Net Income (Loss) before Income Tax	$(10,417)	$(31,217)	$(69,183)	$(91,016)
Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(10,417)	$(31,217)	$(69,183)	$(91,016)

Earnings(Loss) per common
share-basic and fully Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
Common shares outstanding	1,637,500	1,637,500	1,637,500	1,637,500

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and September 30, 2008

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
Operating Activities:	Sept. 30, 2009	Sept. 30, 2008

Net Income (Loss)	$(69,183)	$(91,016)
Adjustments to reconcile Net Income (Loss) to net
cash used in operating activities:
Amortization	12,411	12,411
Accounts receivable	4,811	(2,366)
Accounts Payable and Accrued Expenses	(5,877)	(16,241)
Prepaid expenses	-	(4,456)
Net Cash (Used) Provided By Operating Activities	(57,838)	(101,668)

Investment Activities	-	-

Financing Activities
Note Payable (Current)	430	404
Due to Related Party	49,408	97,356
Net Cash Provided by Financing Activities	49,838	97,760

Net Change in Cash	(8,000)	(3,908)
Cash, Beginning of Period	8,337	4,798
Cash, End of Period	$337	$890

Non Cash Activities	-	-

Supplemental Information
Interest Paid	10,003	9,706
Income Taxes Paid	-	-

The accompanying notes are an integral part of the interim financial statements

Harcom Productions Inc.

Notes to Financial Statements

For The Nine Months Ended September 30, 2009

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

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.  As of September 30, 2009, the Company’s allowance for doubtful accounts totaled $5,219 based upon management’s analysis of possible bad debts.  This analysis was based on a two year study of bad debt as it relates to Receivables.

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

The identifiable intangible assets acquired and their carrying values at September 30, 2009 and 2008 are:

	2009	2008
Jingles used in on hold messaging	$248,247	$248,247
Less: Accumulated Amortization	(171,875)	(155,327)
Net Intangible Asset	$76,372	$92,920

Total amortization expense charged to operations for the quarter ended September 30, 2009 and 2008 was $4,137 and $4,137 respectively.

Note 3 –Long-term Debt

The long-term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019.  The balance on the note payable net of current portion on December 31, 2007 was $149,496 and on December 31, 2008 it was $140,867.   The balance on September 30, 2009 is $134,018.

Note 4 – Due to Related Party

Since 2004, the Company’s General Manager has advanced funds to the Company to purchase materials expensed as costs of goods sold as well as to occasionally meet payroll obligations.  These loans were made through the use of the General Manager’s personal credit cards and personal loans.  As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager’s credit agreement.  For the years ended December 31, 2008 and 2007, the net effect of unpaid advances were $192,808 and $71,850 respectively.  The net effect of unpaid balances on September 30, 2009 is $247,365.

Note 5 – Other Commitments and Contingencies

Lease Agreement

On March 12, 2008, the Company executed a lease agreement.  This lease agreement covers the office space for the Company’s headquarters in Tulsa, Oklahoma includes 3,000 square feet of finished office space leased for one year beginning on April 1, 2008 and included a deposit of $1,500.  The lease renews annually and the related rental expense for 2007 was $19,800 and $24,000, for 2008 respectively.  Due to economic conditions, on July 1, 2009, the monthly rent was reduced to $1,000 per month. The related rental expense on an accrual basis for the quarter ended September 30, 2009 was $3,600.

Note 6- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has reported net losses of ($78,367) and ($108,683) for the years ended December 31, 2007 and December 31, 2008 respectively, and net losses of ($69,183) as a total through the first three quarters of 2009.   Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern.  It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

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

The company faced significant setbacks in profitability in the fourth quarter of 2008 and the first three quarters of 2009.  Net losses for the first quarter of 2009 were ($46,138).  Net losses for the second quarter of 2009 were ($12,628).   Net losses for the quarter ending September 30, 2009 were ($10,417).

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

OPERATING ACTIVITIES

During the first nine months of 2009, the company used $57,838 of cash in operating activities compared to $101,688 of cash being used for operating activities in the first nine months of 2008. The decrease in cash used in operating activities in the first nine months of 2009 compared to the prior year should not be interpreted as a trend toward improved financial health for the organization.  A significant decrease  in the pre-paid expenses coupled with an increase in accounts payable when comparing the two periods is responsible for the difference.  As long as the company continues to report net losses, it will require capital from a related party, or other sources to remain solvent.

Results of Operations for the nine months ended September 30, 2009 and 2008

Revenues:

For the three months ended September 30, 2009, total revenues were $59,280 as compared to total revenues of $125,992 for the same period in 2008.  This material difference can be attributed to decreased sales as a result of the condition of the national economy.  Small businesses comprise 99% of the client base of the Company, and as their discretionary dollars continue to decrease, it has a direct result on the revenues of the Company.  For the nine months ended September 30, 2009 the total revenues were only $195,792 as compared to $314,842 for the same nine month period in 2008.   This is a decrease of $119,050, or 37.8%.  The bulk of this decrease occurred in the first quarter of 2009, as concerns about the national economy and news of the recession spread throughout the country and began to influence the daily decision making processes of our clientele.  Management believes that all the expenses that can be reduced without having a direct negative effect on revenue, have been reduced.  If revenues continue to decline in future periods, it will continue to have a negative effect on our liquidity and capital position.

Cost of Goods Sold:

For the three months ended September 30, 2009, Cost of Goods Sold was $22,556 as compared to $40,494 for the same period in 2008.  For the nine months ended September 30, 2009, total Cost of Goods Sold was $72,786 as compared to $109,948 for the same period in the prior year.  The decrease in this expense of  $17,938 when comparing the third fiscal quarters and the decrease of $37,162 when comparing the two nine month periods is due to the sharp decline in sales in those periods.  When comprising a ratio of Cost of Goods sold divided by Revenues from Shipped Products, each ratio for the four periods mentioned above lands between 37% and 38%.  Therefore, the decrease in Cost of Goods Sold is entirely due to the decline in sales rather than any changes in the “cost per sale” over the past fiscal year.  Whenever an expense can be reduced, it creates a positive impact on our liquidity and capital position, however lower revenues creates a negative impact on our liquidity and capital position.

Net Income:

For the three months ended September 30, 2009, Net Losses were ($31,217) as compared to Net Losses of ($322) for the same period of 2009.  Net Losses for the nine months ended September 30, 2009 were ($91,016) as compared to ($22,129) for the same period of 2009.  Management believes that the overall national economic downturn is having a negative effect on its earnings.  Many business owners, who would have considered our products to be a necessity in better economic times, are now viewing it as an optional luxury.  The Company cannot guarantee that profitability will be improved in either upcoming quarters or in 2009.  If earnings do not improve, the Company will have to continue to rely on borrowings from Directors to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Operating Expenses:

For the three months ended September 30, 2009, our Total Operating Expenses were $43,526 as compared to $113,382 for the same period in 2008.  For the nine months ended September 30, 2009, Total Operating Expenses were $182,186 as compared to $286,204 for the prior year.  This decrease of $69,586 when comparing the third fiscal quarters from each year is a significant difference.  The bulk of this change, a decrease of $52,540 when comparing quarters, resulted from Payroll.  In August of 2008, the Company hired six new sales representatives in hopes of bringing the revenue to overhead ratio into a healthier position.  When the recession became public in late 2008, the Company had to lay off five of the six new representatives due to lack of sales.  Also, at the close of the second quarter of 2009, due to a lack of sales, the Company had to terminate the employment of our main script writer.  That position was combined with another administrative position, and since the volume of scripts and administrative work has been reduced over the past year due to poor sales, the administrative person has been able to absorb the scripting task without undue burden.

The General and Administrative expense, which comprises roughly 30% of the overall Operating expense is also a significant factor in the reduction of Total Operating Expense.  The reduction of $42,988 of General and Administrative Expense when comparing the first nine months of 2008 and 2009 respectively, stems from savings across all categories, from Utilities, to Phone, to Rent.  The first two expenses are tied to the number of staff employed, and thus the decrease.  Rent has decreased due to a  renegotiation of our lease in the fourth quarter of 2008.

Though management believes some of the trends in expense reductions discussed above are positive, it is impossible to determine if our sales will increase in future quarters.  Without an increase in sales, our liquidity picture will remain poor, and we will have to continue to rely upon borrowings from a related party, until we can increase our overall sales performance.

Comparison of Balance Sheet for September 30, 2009 and December 31, 2008 as it pertains to Capital and Liquidity.

Cash and Equivalents:

  The balance in this account is $8,000 lower on September 30, 2009 than it was on December 31, 2008.  However, this shift is not a material indicator of the capital or liquidity position of the Company.  Of greater concern to management is the increase in debts due to related parties which have resulted from stagnant sales and higher expenses in the past fiscal year.  If earnings do not improve, the Company will have to continue to rely on borrowings from related parties to meet the company’s cash flow requirements or seek outside debt or equity vehicles that can be secured on terms that are favorable to the company.

Accounts Receivable:

The balance in this account is $4,811 lower on September 30, 2009 than it was on December 31, 2008.  However, this small decrease is not material when considered in light of the overall Balance Sheet, nor is it an indicator of the capital or liquidity position of the Company.   As a result, Management believes no conclusion can be drawn regarding its effect on capital or liquidity at this time.

Total Current Liabilities:

The Total Current Liabilities balance has increased by $49,110 from the period between December 31, 2008 and September 30, 2009.   This is primarily due to the increase in the balance of the Notes Due to related parties of $54,557.   This increase reflects borrowings from Charles Harwell, a Director in the Company, who loans cash to the company to offset losses.  This loan bears no interest as discussed in the notes to financials.   However, this level of debt creates a future demand on profits, as the Company seeks to repay the Director from future profits.  This factor presents a significant challenge as it pertains to the future liquidity and capital position of the Company.

FINANCING ACTIVITIES

In the first nine months of 2008, net cash provided by financing activities was $97,760 while the net cash provided by financing activities during the first nine months of 2009 was $49,838.  The difference was due to borrowings from a related party to assist with cash flow as discussed in the notes to financials.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by 229.10(f) (1), we are not required to provide the information required by this item.

ITEM 4:   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to shareholders for the period ended September 30, 2009.

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

Signature	Title	Date

/s/ Shane Harwell	Chief Executive Officer; Chief Financial Officer	November 12, 2009
President, Secretary, and Chairman of the Board