Form 10-K
period 2009-12-31
US Highland, Inc.
filed 2010-04-01
CIK 1381871

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number:       333-139685

                          US HIGHLAND, INC.
                               (Exact name of registrant in its charter)

        Oklahoma                                73-1556790
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

         17424 South Union Avenue
            Mounds, OK                       74047
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  918-296-9799

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.01 par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 15, 2010 was 21,462,500 shares of its $.01 par value common stock.

No documents are incorporated into the text by reference.

                            US Highland, Inc.
                               Form 10-K
               For the Fiscal Year Ended December 31, 2009
                           Table of Contents

                                Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               6
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  6
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

                                Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     31
ITEM 9A. CONTROLS AND PROCEDURES                                   31
ITEM 9B.  OTHER INFORMATION                                        33

                               Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       34
ITEM 11.  EXECUTIVE COMPENSATION                                   36
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             37
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   39
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   40

                               Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  41


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                               PART I

ITEM 1.   BUSINESS

Corporate History
-----------------
US Highland, Inc. was originally formed as a Limited Liability Company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On February 26, 1999, an amendment was filed that changed the name of the entity to Powerhouse Productions, L.L.C.

On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On November 29, 2006, articles of amendment to the certificate of incorporation increased the authorized common shares to 100,000,000 with a par value of $0.01 per share.

On January 25, 2010, Articles of Merger were filed with the state of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. Pursuant to the Articles of Merger, the name of the corporation was changed from Harcom Productions, Inc. to US Highland, Inc.

Prior Operations
----------------
Prior to January 25, 2010, the company offered professional consulting in Music-on-Hold and messaging services as well some equipment sales and consultation services for commercial clients.

Subsequent to the merger with U.S. Highland, Inc., an Oklahoma corporation, the registrant no longer intends to pursue its business plan. As a result, the registrant entered into an Asset Purchase Agreement with Shane Harwell, an officer and director of the Registrant. Pursuant to the Asset Purchase Agreement dated December 21, 2009, the registrant sold all rights, title and interest to the Purchased Assets to Mr. Harwell for the consideration of 950,000 common shares. The 950,000 common shares consisted of 468,750 common shares directly held by Mr. Harwell, 468,750 common shares acquired by Mr. Harwell from Susan Harwell, his wife and 12,500 common shares acquired by Mr. Harwell from Charles Harwell, his father for nominal amounts.

Current Corporate Operations
----------------------------
US Highland has recently moved its manufacturing equipment and tooling to the United States from Sweden and is currently gearing up to manufacture its products in Tulsa, Oklahoma. US Highland requires the services of many manufacturing subcontractors, as is typical for the industry. US Highland is currently operating from multiple locations in and around Tulsa and is in the process of consolidating to a larger location.

US Highland's business development strategy includes:

   - Multinational Business Model. US Highland will manufacture in the United States. Engineering will continue primarily in Sweden.

   - Acquisitions. US Highland's purpose in becoming a public company is to raise additional capital 1) to ramp up to much higher production levels, 2) to launch marketing in the US and Europe, and 3) to fund strategic acquisitions to offer enhanced share value for US Highland shareholders.

   - Road Shows. US Highland will utilize road shows to promote its stock, brand, and products.

   - Media Promotions. US Highland will fully employ both traditional and innovative marketing venues to advertise, promote, and drive
Highland brand awareness utilizing the following:
   -  Internet promotions
   - Trade shows and events, including the Indianapolis Dealer Expo and others
   -  Trade publication advertisements
   -  Trade publication editorials and product reviews
   -  Trade and Business Wire press releases
   -  Marketing collateral

   - Highland Pro Race Team. US Highland will attract media attention with the Highland Pro Race Team at high profile race events.

   - Dealer Network Building and Mass Customization. US Highland will market direct to qualified high end dealers to build and develop the Highland dealer network.

   - OEM Deals. Highland will develop license and other OEM deals and use co-branding and co-marketing activities to further its business development objectives.

Products
--------
US Highland products include single and twin cylinder engines, motorcycles and ATV's.

Single and Twin Cylinder Engines
Highland has two powerful engine platforms, including its single cylinder 250-550cc engines and its two cylinder, v-twin 750-1150cc engines. These engines were developed in Highland's active race program. US Highland proprietary power plants are lightweight, high horsepower, and fuel injected. Highland engines also use the proprietary and patent pending Highland throttle body, which delivers smooth, linearly proportional throttle response unlike conventional systems that deliver uneven throttle response.

Motorcycle and Quad Product Line
The new Highland product line is composed of the following vehicles (not all of which will be released in the next model year), which are based on the Highland 250-550cc and 750-1200cc engine platforms:

-  350cc Entry Level Dual Sport
-  450cc MX, Enduro, & Supermotard
-  507cc MX, Enduro, & Supermotard
-  950cc Street Tracker, Dirt Tracker, Outback, & Urban Assault
-  1050cc Viking
-  Quads of various sizes

Patents, Trademarks, Intellectual Property, and Proprietary Protection
----------------------------------------------------------------------
Highland has developed a unique and patent pending throttle body which allows "linear proportional air flow" control to the engine. Conventional throttle bodies do not have linear response, requiring operators to mentally adjust to uneven response from the throttle.

The Market, Sales, and Business Development
-------------------------------------------
Highland has created the following market analysis using information gathered from Dealer Net, JD Powers & Associates, and other industry data sources.

Highland Target Markets
Highland will target the dual market, off-road and on-road motorcycle markets with its initial market entry fully capitalizing on its current product offering. These market segments are to be reached through qualified dealerships.

Highland has plans to sell to the ATV and possibly UTV markets in the future with new products currently in development.

Industry Analysis
Market data for the motorcycle industry shows that the industry is down in most market segments, illustrating generally poor expected performance of the powersports industry during 2009.

It is important to note that 45% for on-road motorcycles plus 10.5% for off-road motorcycles show motorcycles clearly to be the largest market segment.

Japanese manufacturers collectively dominate powersports market share, with Honda as the largest OEM, followed by Yahama and Kawasaki. The US has long been the greatest consumer and promoter of the powersports industry. Highland has chosen the US market as its primary target and domicile market as to take advantage of an increasing US-centric legislation, tax incentive and purchasing sentiment.

Off-Road Seasonality
The off-road motorcycle market is a seasonal business, with the largest sales occurring during spring. Sales during the winter months are approximately 50% of peak sales.

The seasonality of the off-road business has traditionally resulted in stocking orders for next year products in the months of August or September; however, current economic conditions are likely to delay and spread out these orders in 2009-2010.

On-Road Motorcycles Market
Comparisons between the dirt bike sales forecast and the total motorcycle sales forecast illustrates that on-road or street motorcycles represent a much larger market segment, by a ratio of 4.5:1.

Harley David continues to have the largest market share of this market segment.

On-Road Seasonality
On-road seasonality is even more severe than off-road seasonality. In the on-road market segment, summer month sales are the strongest, though spring sales are within 20-30% of summer sales. Winter sales are as much as 75% lower than summer sales.

Dual Sport Market
2009 data indicates a drop in this segment. Highland motorcycles are dual purpose ready.

Scooter Market
Industry data indicates that scooters are becoming a more important segment each year. This was especially true when gas prices increased in the United States. Highland has an ongoing scooter development project.

ATV Market
Highland has developed an ATV (quad) product line, not yet ready for release. The ATV market segment continues to be a large an important market segment. Forecasts agree that this will continue to be the case in 2010-11.

Motorcycle Dealer Analysis
JD Powers & Associates Surveys from 2008 and 2009 indicate that the largest challenge that faced the dealers in 2009 was lack of financing for inventory flooring and for consumer purchases, pointing to a significant opportunity for those OEMs capable of either offering financing or facilitating financing for dealers and/or consumers. This situation is likely to remain the same or even worsen in 2010.

To match this broadly evidenced market need, Highland may offer through its dealer network special financing facilities designed to enable qualifying customers the opportunity to ride Highland. These programs will be marketed and promoted with specific dealer training focused on helping them create sales through their established customer base.

Pricing Analysis
As indicated in the above section, purchasing is largely dependant on consumer ability to acquire financing or credit. Off-road and Dual-sport unit pricing ranges significantly from the low end Chinese import "disposable" market to primary global brands. Off-brand bikes receive little to no credit program support while the large brands offer factory and dealer backed financing.

Sales
Highland targets premium, high performance motorcycles and ATVs. Sales through established dealer networks are critical to any power sports company success. Highland has established relationships with dealerships nationwide. A survey of dealer interests and constraints was conducted. From this survey, it is clear that dealers are laboring with three primary concerns:

1.	Record Level Inventories
2.	Flooring Costs
3.	Reduced Credit Facilities

Highland has established a sales model designed specifically to directly answer the concerns of the current market and facilitate sales to our top tier customers.

Business Development
--------------------
Relationships with Other OEMs

Highland and its executives have long history with other powersports OEMs. As a technology provider, Highland is often perceived to be a supplier rather than a competitor to other OEMs.

Acquisition Opportunities
-------------------------
There are currently a number of struggling OEMs that have excellent intellectual property, great products, multi-national dealer networks, manufacturing facilities, and substantial revenues. These OEMs have been caught in the global economic downturn and have not been able to react quickly enough to changing conditions. With the right mergers and acquisitions strategy, one or more of these OEMs could add valuable resources and substantial revenues and profits to Highland. Nonperforming assets from acquisitions could be sold off or restructured.

Multi-National Locations
-------------------
Jonkoping, Sweden
Highland Group AB is located in Jonkoping, Sweden (pronounced JEN-sher-ping). Sweden is well known for its premium powersports and automotive companies, including Husaberg, Husqvarna, Volvo, Saab, and many others. As a result, Sweden has many resources for these high technology and manufacturing intensive businesses, including substantial government and university support, and many world renowned designers and engineers.

Sweden has a number of significant disadvantages as a manufacturing center. These disadvantages include:

   - Inadequate as a central location for procurement of components and subassemblies for manufacturing
   - Inadequate as a central location for distribution to the world markets, especially to the United States (increases shipping costs and lead times)
   -  High labor costs
   -  Lengthy, mandatory national vacations

On the other hand, Sweden is an excellent location for ongoing development and engineering activities:

   - Sweden has several readily accessible government programs for automotive and similar developers
   - Sweden is home to a number of world renowned powersports designers and racers
   - Sweden is 'off the map' making it ideal to test new designs without the watchful eyes of competitors
   - Sweden has private capital market investment options that facilitate and support new product development

Tulsa, Oklahoma
Highland's professional race team has been managed near Tulsa, Oklahoma for the past two years. The Company has recently strategically relocated the manufacturing and distribution portions of the business to Tulsa, retaining product development and engineering activities in Sweden.

Tulsa, Oklahoma is located relatively centrally in the United States. Tulsa is a recognized major North American shipping hub with several major interstate highways, railways, and an international airport. The following are road-based shipping distances to other major shipping hubs:

   -  Dallas:          257 miles
   -  Detroit:         947 miles
   -  Jacksonville:   1070 miles
   -  Los Angeles:    1437 miles
   -  Milwaukee:       771 miles
   -  New York City:  1348 miles
   -  Salt Lake City: 1206 miles

Tulsa was the original oil capital of the United States before Texas gained this status. Tulsa remains a significant producer and refiner of oil. Since the oil and gas industry requires so much equipment and equipment repair, Tulsa has a large manufacturing base, including manufacturing space, skilled labor, management and engineering talent, manufacturing equipment suppliers and service centers, and large subcontractor base for a wide variety of manufacturing services from surface coatings and heat treatments to precision machining, casting, and forging.

Subcontracting
--------------
Many subcontractors are required for the high variety of components required to produce powersports products. Highland uses subcontractors for tool and die work, casting, various complex machining operations, plastic injection molding, and various other capital intensive or low ROI operations which would therefore be unwise to perform in house.

Vendors, suppliers, and subcontractors are pre-qualified by Highland's quality and purchasing personnel. Suppliers must meet minimum capability, lead time, and quality requirements to be eligible to participate in Highland's vendor and subcontractor pool.

Final Assembly and Quality Assurance
------------------------------------
Final assembly and quality assurance are overseen by Highland's highly trained technicians. These technicians have many years of cumulative experience. Many of these technicians have experience in the professional race environment, where they have been on the leading edge of testing and refining many of the Company's new developments.

Logistics
---------
Highland has in-house experts in logistics and supply chain management. These experts monitor product flow from vendors and subcontractors and to customers.

Manufacturing Management
------------------------
As a significant percentage of the overall budget of Highland each year is used to support manufacturing operations, either for new product development prototyping or volume production, competent management is essential. Highland's manufacturing managers have extensive experience in lean manufacturing as practiced in the Toyota Production System, quality assurance, MRP/ERP, Six Sigma, costing system optimization, and the various other disciplines required to operate a lean, profitable, and responsive manufacturing operation.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

The registrant's principle executive offices are located at 17424 South Union, Mounds, OK 74047. The registrant's primary phone number is 918-296-9799. Current manufacturing operations include 18,000 square feet for general manufacturing, CNC machining, and final assembly, 5,000 square feet for welding, painting, and machining operations, and 10,000 square feet for administration (lease purchase at $8,500 per month).


ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. On March 17, 2008, our common stock was listed for the first time on the OTC Bulletin Board under the symbol "HRCM". On March 31, 2010, due to our name change, our symbol was changed to UHLN.

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

         Quarter Ended                 High Bid             Low Bid

             3/31/08                     none                 none
             6/30/08                     .55                   .55
             9/30/08                     .25                   .18
            12/31/08                     .18                   .18

             3/31/09                     .05                   .02
             6/30/09                     .80                   .02
             9/30/09                     .79                   .79
            12/31/09                     .79                   .79

b) Holders. At March 15, 2010, there were approximately 60 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.


    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers. None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
-------
On January 25, 2010, Articles of Merger were filed with the state of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. Pursuant to the Articles of Merger, the name of the corporation was changed from Harcom Productions, Inc. to US Highland, Inc.

Prior to the January 25, 2010, we offered professional consulting in Music-on-Hold and messaging services as well some equipment sales and consultation services for commercial clients.

Subsequent to the merger with U.S. Highland, Inc., an Oklahoma corporation, the registrant no longer intends to pursue its business plan. As a result, the registrant entered into an Asset Purchase Agreement with Shane Harwell, an officer and director of the Registrant. Pursuant to the Asset Purchase Agreement dated December 21, 2009, the registrant sold all rights, title and interest to the Purchased Assets to Mr. Harwell for the consideration of 950,000 common shares. The 950,000 common shares consisted of 468,750 common shares directly held by Mr. Harwell, 468,750 common shares acquired by Mr. Harwell from Susan Harwell, his wife and 12,500 common shares acquired by Mr. Harwell from Charles Harwell, his father for nominal amounts.

Trends and Uncertainties
------------------------
Demand for the registrant's operations will be dependent on, among other things, market acceptance of the our products and general economic conditions which are cyclical in nature. Inasmuch as a major portion of the registrant's activities will be the receipt of revenues from the sales of licenses of our products and from our interests in joint ventures, the registrant's business operations may be adversely affected by the registrant's competitors, foreign economic and government climate and prolonged recessionary periods.

Capital and Source of Liquidity
-------------------------------
The registrant requires substantial capital in order to expand our current and strategic business plans. We will need to obtain significant financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all.

On a long-term basis, liquidity is dependent on ramping up production, receipt of revenues as well as additional infusions of capital and debt financing. The registrant believes that additional capital and debt financing in the short term will allow us to pursue our larger fundraising.

Results of Operations

Management plans to seek additional debt and/or equity financing for the registrant, but cannot assure that such financing will be available on acceptable terms. The registrant's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

Plan of Operation

The registrant may experience problems, delays, expenses and difficulties sometimes encountered by an enterprise in the registrant's stage of development, many of which are beyond the registrant's control. These include, but are not limited to, unanticipated problems relating to the development of our system, employee costs, marketing problems, additional costs and expenses that may exceed current estimates and competition.

If we do not obtain at least $1,000,000 proceeds in the next twelve months from the sale of stock, we may not have sufficient funds to complete our business plan. There can be no assurance that additional financing will be available or that, if available, such financing will be on acceptable terms to enable the registrant to complete development of or commercialize any of its proposed products.

Off-balance sheet arrangements

The registrant has no such arrangements.

Recent Pronouncements

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on the financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            US Highland, Inc.
                    formerly Harcom Productions, Inc.
                    Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        17
Financial Statements of Harcom Productions, Inc.:
  Balance Sheets as of December 31, 2009 and 2008              18
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           19
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2009 and 2008                 20
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 2008                                 21
  Notes to Financial Statements                                23

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Harcom Productions, Inc.
Tulsa, Oklahoma

To the Board of Directors:

We have audited the accompanying consolidated balance sheets of Harcom Productions, Inc. for the year ended December 31, 2009 and the related statements of operations, shareholders' equity, and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the year ended December 31, 2008 were audited by other auditors and their report dated, March 30, 2009 expressed a going concern issue.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harcom Productions, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hood Sutton Robinson & Freeman CPAs, P.C.

Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants

March 31 2010
Tulsa, Oklahoma

Harcom Productions, Inc.
Balance Sheets
December 31, 2009 and 2008

ASSETS                                           2009       2008
                                                 ----       ----
Current Assets
  Cash & Cash Equivalents                   $  32,696   $   8,337
  Accounts Receivable, net                     41,292      59,243
  Other Current Assets                              -       2,733
                                            ---------   ---------
Total Current Assets                           73,988      70,313
                                            ---------   ---------
Other Assets
  Intangible Assets - Less Amortization        72,235      88,783
  Deposits                                      1,500       1,500
                                            ---------   ---------
Total Other Assets                             73,735      90,283
                                            ---------   ---------
TOTAL ASSETS                                $ 147,723   $ 160,598
                                            =========   =========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & Accrued Liabilities    $  17,263   $  25,689
  Due to related parties                      164,070     192,808
  Note payable (Current)                        9,027       8,629
                                            ---------   ---------
Total Current Liabilities                     190,540     227,126
                                            ---------   ---------
Long Term Liabilities, net of current
  portion                                     131,660     140,867
                                            ---------   ---------
Total Liabilities                             322,200     367,993
                                            ---------   ---------
Stockholders' Deficit
  Common Stock, Shares Authorized
    100,000,000, Par Value $.01 Issued
    and Outstanding 1,637,500 shares           16,375      16,375
  Additional Paid-In Capital                  242,887      99,067
  Accumulated Deficit                        (433,739)   (322,839)
                                            ---------   ---------
     Total Deficit                           (174,477)   (207,397)
                                            ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 147,723   $ 160,596
                                            =========   =========

The accompanying notes are an integral part of these statements

Harcom Productions, Inc.
Statements of Operations
For the Years Ended December 31, 2009 and 2008

                                                 2009       2008
                                                 ----       ----
REVENUES
  Shipped Products                          $ 230,999   $ 378,241
  Refund/Discounts of Services                   (879)     (1,182)
                                            ---------   ---------
    Total Revenue                             230,120     377,059
                                            ---------   ---------
COST OF GOODS SOLD
  Commission                                   22,781      45,971
  Materials                                    49,655      72,550
  Amortization Expense                         16,548      16,548
                                            ---------   ---------
    Total Cost of Goods Sold                   88,984     135,069
                                            ---------   ---------
Gross Profit                                  141,136     241,990
                                            ---------   ---------
OPERATING EXPENSES
  General & Administrative                     70,241      77,401
  Medical Insurance                               834       1,655
  Employee Compensation                       167,889     277,864
                                            ---------   ---------
    Total Operating Expenses                  238,964     356,920
                                            ---------   ---------
OTHER EXPENSE
  Interest Expense                             13,072      19,253
OTHER REVENUE
  Consulting Fees                                   -      25,500
                                            ---------   ---------
NET LOSS BEFORE INCOME TAXES                 (110,900)   (108,683)
  Provision for Income Taxes                        -           -
NET INCOME(LOSS)                            $(110,900)  $(108,683)
                                            =========   =========
Earnings (Loss) per common share
  basic and full diluted                    $   (0.07)  $   (0.07)
                                            =========   =========
Weighted average number of
  common shares outstanding                 1,637,500   1,637,500

The accompanying notes are an integral part of these statements

Harcom Productions, Inc.
Statement of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

                                 Common Stock
                                 ------------       Additional   Accumulated
                               Shares   Amounts  Paid-in Capital   Deficit    Total
                               ----------------- ----------------  -------    -----
Balance at December 31, 2007 1,637,000   $16,375    $ 99,067   $(214,156)   $ (98,714)

Net loss 2008                          -         -           -    (108,683)  (108,683)
                             --------------------------------------------------------
Balance at December 31, 2008 1,637,500   $16,375    $ 99,067   $(322,839)   $(207,397)
Capital Contribution                                 143,820                  143,820
Net loss for the year ended
  December 31, 2009                                             (110,900)    (174,477)
                             --------------------------------------------------------
Balance at December 31, 2009 1,637,500   $16,375    $242,887   $(433,739)   $(174,477)
                             --------------------------------------------------------

The accompanying notes are an integral part of these statements

Harcom Productions, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

                                                 2009       2008
                                                 ----       ----
Operating Activities
  Net Income(Loss)                          $(110,900)     $(108,683)
  Adjustments to reconcile Net Income
   (Loss) To net cash used in operating
    activities:
    Amortization                               16,548         16,548
    Accounts receivable                        17,951         (3,215)
    Accounts Payable and Accrued Liabilities   (8,426)       (16,246)
    Prepaid expenses                            2,733          2,263
                                            ---------      ---------
Net Cash (Used In) Provided By Operating
  Activities                                   28,806           (650)
                                            ---------      ---------
Investing Activities                                -              -
Financing Activities:
  Due to Related party                        (36,497)       121,501
  Note Payable (Current                        (9,207)        (8,629)
  Capital Contribution                        143,820              -
                                            ---------      ---------
Net Cash Provided By Financing Activities      98,116        112,872
                                            ---------      ---------
Net Change in Cash                             16,022          3,539
Cash, Beginning of Period                       8,337          4,798
                                            ---------      ---------
Cash, End of Period                         $  24,359      $   8,337
                                            =========      =========
Supplemental Information
  Interest Paid                             $  13,072      $  19,253
                                            =========      =========

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
-------------------------------------
Harcom Productions, Inc. was incorporated in 1999 in the state of Oklahoma. The Company's headquarters are located in Tulsa, Oklahoma. In early 1999, the Company executed a Purchase Agreement to acquire the operating and intangible assets of an existing production company from a related party. As such, the Company has since operated as a production company specializing in on hold messaging for all types of companies.

Cash and Cash Equivalents
-------------------------
The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

Income Taxes
------------
In 2007, the Company had completed its conversion to a C-Corporation under the laws of the state of Oklahoma. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS No. 109 income taxes are recognized for the following:
i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Allowance for Doubtful Accounts
-------------------------------
It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability. As of December 31, 2009, the Company's allowance for doubtful accounts totaled $3,960 based upon management's analysis of possible bad debts. This analysis was based on a two year study of bad debt as it relates to Receivables.

Revenue Recognition
-------------------
Costs of Goods Sold costs include all direct equipment, amortization, material, shipping costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expenses as incurred. Changes in contract

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

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

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF No. 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

Basis of Presentation
---------------------
In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ significantly from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Long-Lived Assets
-----------------
Equipment is stated at cost and depreciated over a useful life of 7 years. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When equipment is retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

Intangible assets include intellectual property rights which were valued at the date of acquisition by management and amortized over 15 years.

Management assesses the recoverability of equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

New Accounting Standards
Recent Accounting Pronouncements
---------------------------------
In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.
In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based
Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassification
----------------
Certain reclassifications may have been made in prior years' financial statements to conform to classifications used in the current year.


Note 2 - Intangible Assets

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

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 1 - Summary of Significant Accounting Policies (continued)

The identifiable intangible assets acquired and their carrying values at December 31, 2009 and 2008 are:

                                          2009            2008
                                          ----            ----
Jingles used in on hold messaging      $ 248,247       $ 248,247
Less:  Accumulated Amortization         (176,012)       (155,327)
                                       ---------       ---------
Net Intangible Asset                   $  72,235       $  92,920
                                       =========       =========

Total amortization expense charged to operations for the quarter ended December 31, 2009 and 2008 was $4,137 and $4,137 respectively.


Note 3 -Long-term Debt

The long-term debt is a note payable to the former owners, dated July 1, 1999 bearing interest at 6.5% per annum, payable on March 1, 2019. The balance on the note payable net of current portion on December 31, 2008 was $140,867and on December 31, 2009 it was $131,660.


Note 4 - Due to Related Party

Since 2004, the Company's General Manager has advanced funds to the Company to purchase materials expensed as costs of goods sold as well as to occasionally meet payroll obligations. These loans were made through the use of the General Manager's personal credit cards and personal loans. As such, the amount of interest accrued is dictated by the interest rate agreed to through the General Manager's credit agreement. For the years ended December 31, 2009 and 2008, the net effect of unpaid advances were $164,070 and $192,808 respectively.

Note 5 - Other Commitments and Contingencies

Lease Agreement
---------------
On March 12, 2008, the Company executed a lease agreement. This lease agreement covers the office space for the Company's headquarters in Tulsa, Oklahoma includes 3,000 square feet of finished office space leased for one year beginning on April 1, 2008 and included a deposit of $1,500. The lease renews annually and the related rental expense was $15,100 and $24,000, for2009 and 2008 respectively. Due to economic conditions, on July 1, 2009, the monthly rent was reduced to $1000 per month.

Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 6 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has reported net losses of ($108,683) and ($110,099) for the years ended December 31, 2008 and December 31, 2009 respectively. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

Note 7 - Subsequent Events

Harcom Productions, Inc., a public company, merged with U.S. Highland, Inc. on January 22, 2010 with Harcom as the surviving corporation and with US Highland, Inc. as the name of the merged corporation.

                             U.S. Highland, Inc.   Harcom   Eliminations   Consolidated
                             -------------------   ------   ------------   ------------
Assets
Current Assets:
  Cash and cash equivalents   $  492,766         $  32,696                  $  425,462
  Accounts receivable            116,043            41,292                     157,335
  Inventory                    4,254,582                                     4,254,582
                              ----------         ---------    ---------     ----------
    Total current assets       4,763,391            73,988            -      4,837,379
                              ----------         ---------    ---------     ----------
  Property and Equipment         364,047           217,878                     581,925
  Accumulated depreciation        (5,168)         (217,878)                   (223,046)
                              ----------         ---------    ---------     ----------
    Net property and equipment   358,879                 -            -        358,879
                              ----------         ---------    ---------     ----------
Other Assets:
  Intangible assets (net of
    amortization)                      -            72,235                      72,235
  Investment in subsidiary       143,820                 -     (143,820)             -
  Deposits                         1,102             1,500                       2,602
                              ----------         ---------    ---------     ----------
    Total other assets           144,922            73,735     (143,820)        74,837
                              ----------         ---------    ---------     ----------
Total Assets                  $5,267,192         $ 147,723    $(143,820)    $5,271,095
                              ==========         =========    =========     ==========




Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 7 - Subsequent Events (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable          $  264,097         $  17,263                  $  281,360
  Due to related parties               -           164,070                     164,070
    Current portion of
     long-term debt                8,400             9,207                      17,607
    Accrued liabilities            2,754                                         2,754
                              ----------         ---------    ---------     ----------
Total Current Liabilities        275,251           190,540            -        465,791
                              ----------         ---------    ---------     ----------
Long-Term Liabilities:
  Notes payable (net of
   current portion)               26,307           131,660                     157,967
  Deferred income taxes            8,386                 -                       8,386
                              ----------         ---------    ---------     ----------
Total Long-Term Liabilities       34,693           131,660            -        166,353
                              ----------         ---------    ---------     ----------
Stockholders' Equity:
  Common stock                   100,000            16,375                     116,375
  Paid in surplus              4,810,149           242,887     (143,820)     4,909,216
  Retained earnings(deficit)      47,099          (433,739)                   (386,640)
                              ----------         ---------    ---------     ----------
Total Stockholders' Equity
  (Deficit)                    4,957,248          (174,477)    (143,820)     4,638,951
                              ----------         ---------    ---------     ----------
Total Liabilities and
 Stockholders' Equity
 (Deficit)                    $5,267,192          $147,723    $(143,820)    $5,271,095
                              ----------         ---------    ---------     ----------

                             U.S. Highland, Inc.   Harcom   Eliminations   Consolidated
                             -------------------   ------   ------------   ------------
Revenue                         $454,182         $ 230,120                  $684,302
Cost of Goods Sold                     -                 -                   (88,984)
                                --------         ---------    --------      --------
Gross Profit                     454,182           141,136           -       595,318
                                --------         ---------    --------      --------
Operating Expenses:
  General and administrative      269,484            70,241           -        339,725
  Racing                          102,031                                      102,031
  Research and development         15,852                                       15,852
  Selling                              35                                           35




Harcom Productions Inc.
Notes to Financial Statements
For The Year Ended December 31, 2009

Note 7 - Subsequent Events (continued)

  Depreciation                      5,168                                        5,168
  Medical insurance                                     834                        834
  Employee compensation                             167,889                    167,899
                                --------         ---------    --------      --------
  Total Operating Expenses       392,570           238,964           -       631,534
  Operating Income (Loss)         61,612           (97,828)                  (36,216)
                                --------         ---------    --------      --------
Other Income (Expense)
  Interest income                     92                                          92
  Interest expense                                 (13,072)                  (13,072)
                                --------         ---------    --------      --------
                                      92           (13,072)          -       (12,980)
                                --------         ---------    --------      --------
Net Income before Income Taxes    61,704          (110,900)                  (49,196)
Provision for income taxes       (11,140)                -                   (11,140)
                                --------         ---------    --------      --------
Net Income (Loss)               $ 50,564         $(110,900)   $      -      $(60,336)
                                ========         =========    ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant's Certifying Accountant

(a)(1)
      (i)  On November 6, 2009, the registrant decided to dismiss
Seale and Beers, CPA's as its independent accountants.
     (ii) Seale and Beers report on the financial statements for the past two years ended December 31, 2008, were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles except that Seale and Beers' report on the financial statements as of December 31, 2007 and 2008, and each of the years then ended contained explanatory language that substantial doubt existed about the registrant's ability to continue as a going concern due to the registrant's net loss and its working capital deficiencies for each of these years.
     (iii)The decision to change accountants was approved by the registrant's board of directors; and
     (iv) During the period from our engagement of Seale and Beers to the date we dismissed Seale and Beers on November 6, 2009, there were no disagreements with SWS related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Seale and Beers, would have caused Seale and Beers to make reference to the subject matter of the disagreement in connection with its report.

   (2) On Novenber 6, 2009, the registrant engaged Hood Sutton Robinson Freeman and CPAs., P.C. as its independent accountants.
     (i)  Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their business experience follows:

Name and Age			Position                 Term

Bengt Andersson, 65           Chairman          January 2010 to present

Mats Malmberg, 41	            President         January 2010 to present
                          Managing Director

Steven Moel, 66               CEO               January 2010 to present

Chase Bales, 51               COO / 	      January 2010 to present
                            Director

Damian Riddoch, 36            CFO               January 2010 to present

Resumes of Board of Directors and Officers

Mr. Bengt Andersson - Chairman
------------------------------
Mr. Bengt Andersson is the former CEO of Husqvarna, a multi-national publicly traded conglomerate based in, producing premium products including utility vehicles, tractors, chainsaws, lawn mowers, pressure washers, and much more. During his tenure at Husqvarna, Mr. Andersson is credited with the turnaround of Husqvarna and the implementation of such venerable motorcycles as the 610 four stroke and an international race-winning platform.

Below is a summary of Mr. Andersson's experience:

 1980 - 1986       Executive VP          Electrolux Motor
(1985 - 1987)      President             Husqvarna Motorcyklar AB
 1987 - 1990       President            Electrolux Outdoor Products
                                            in North America
 1991 - 2001       President             Husqvarna AB (Sweden)
 2002 - 2006       Executive VP          AB Electrolux
 2006 - 2008       CEO and President     Husqvarna AB

Mr. Mats Malmberg - Managing Director and President of Highland
Mr. Mats Malmberg is the original founder of Highland 13 years ago, highly successful business entrepreneur, former pro racer, and inspiration behind the Highland products and brand. Mr. Malmberg's many successes include several substantial business development deals, fundraising for Highland over its impressive history, and the inspiration of many patentable firsts for the powersports industry. Mr. Malmberg is highly experienced in business development, new product development, and operations.

Mr. Steven A. Moel - Chief Executive Officer
Mr. Steven Moel, MD, JD, and experienced public company CEO, has diversified experience in operations, business development, and mergers and acquisitions in a variety of industries. Mr. Moel has experience in managing growth from inception to mid cap. Mr. Moel brings to US Highland a wealth of experience and expertise in corporate management of emerging growth public companies. He also offers public company experience in a wide breadth of enterprise, and his direct management experiences include; daily operations, manufacturing, marketing, financial, mergers, and acquisitions, technology development, and board of director oversight.

Mr. Moel is in private practice as a transactional attorney and is a member of the California and American Bar Associations and the American Inns of Court. He also serves as counsel to many corporations. Dr. Moel is Senior Business Advisor of DPEC Partners (Biotech/Hotels/International Real Estate
Development/Agriculture/Winery); Vice-President, Business Development and Mergers & Acquisitions of Virgilian, LLC (Nutraceuticals/Agricultural); Chairman of the Board and Chief Operating Officer of WayBack Granola Company (Granola Manufacturing); Business Advisor and Vice-President, Finance, of viaMarket Consumer Products, LLC (Manufacturer of Consumer Products); and Advisory Board of Mahlia Collection (Jewelry Design/ Manufacturing).

Mr. Chase Bales ? Chairman of the Board of Directors and President
Mr. Bales is currently the President and a member of the board of directors and the executive committee of US Highland, Inc. Mr. Bales has been chairman of the board and president of U.S. Highland, Inc. (now a public company) since May 2009. Mr. Bales has been a director of Highland Group AB, an engineering development company, since July 2009. From 1994 to present, Mr. Bales has been the president of Lemon Tree Financial Group, a financial services entity. Over the past five years, Mr. Bales has held various board or advisory positions in Mind Over Matter (engineering development company), Millennial Europe Greentech (European sales joint venture for Millennial), US Highland , Inc., Wind and Solar Elements, LLC (joint venture with Lemon Tree for development of wind power market opportunities for Millennial), Dynamic Solutions Research, Inc. (51% partial subsidiary of Millennial -- pursues a defense opportunity for Millennial), and ATK (powersports OEM). Mr. Bales attended the University of Maryland from 1978-1979 taking extension services for studies abroad. Mr. Bales attended business and communications courses at Clackamas College from 1980-1981. From 1981-1983, Mr. Bales attended classes in business and computer science at the University of Montana. From 1991-1994, Mr. Bales studied abroad.

Mr. Damian Riddoch ? Member of the Board of Directors and Chief
Financial Officer
Mr. Riddoch currently holds positions at US Highland (since inception in August, 2008 as a director and member of the executive committee and as CFO as of January of 2010) and US Highland, Inc. as CFO since December of 2009 and as Director of Operations since May of 2009. Highland is a powersports vehicle OEM. From 2006 to 2008, Mr. Riddoch worked for Revv Automotive AG, a powersports product development company, as a director and member of the executive team. Mr. Riddoch was an independent management consultant from 2003 to 2005. Prior to 2002 (starting in 1999), Mr. Riddoch was a multi-department manager (process simulation, estimating, and maintenance) and engineering product manager for GSC Foundries, an aerospace investment casting and CNC machining provider. Mr. Riddoch's education includes a Master of Business Administration Degree (full time program) from the University of Oxford (2003), a Master of Mechanical Engineering Degree (2002), in addition to his undergraduate work, which includes a Bachelor of Science Degree in Manufacturing Engineering from Brigham Young University (1996) and an Associate of Science Degree in Chemical Engineering from Ricks College
(1991).

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2009.

Code of Ethics Policy

We have adopted a code of ethics as of November 11, 2006 that applies to our principal executive officer, principal financial officer and principal accounting officer as well as our employees. Our standards are in writing. Our complete Code of Ethics has been incorporated by reference to Exhibit 14 of the Company's report on Form SB-2 which was filed with the SEC on December 26, 2006. A copy of our code of ethics
is available to any person without charge, upon request.   Requests can
be made by sending a self-addressed stamped envelope to the registrant.

The following is a summation of the key points of the Code of Ethics we adopted:

   - Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
   - Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our company;
   - Full compliance with applicable government laws, rules and regulations;
   - The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
   -  Accountability for adherence to the code.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $1,000,000 in revenue we rely on our chief financial officer for our audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The board has determined that the relationship of Damian Riddoch as both our company CFO and our audit committee financial expert is not detrimental to the registrant. Mr. Riddoch has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer's financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Riddoch has gained this expertise through his formal education and experience as our CFO. He has specific experience coordinating the financials of the registrant with public accountants with respect to the preparation, auditing or evaluation of the company's financial statements.

Indemnification

The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Oklahoma, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant. The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2008 and 2009, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2008 and 2009, for services rendered in all capacities to us.

                       Summary Compensation Table

                                                                    Long Term Compensation
                       Annual Compensation                            Awards               Payouts
                                                        Other                  Securities            All
Name                                                   Annual Restricted      Underlying   LTIP     Other
and                                                    Compen-   Stock          Options/   Pay-    Compen-
Principal                       Salary        Bonus    sation    Awards          SARs      Outs    sation
Position                Year      ($)          ($)       ($)       ($)           (#)       ($)       ($)
Shane Harwell          2009        -            -         -         -             -         -         -
CEO                    2008        -            -         -         -             -         -         -

Susan Harwell          2009        -            -         -         -             -         -         -
CFO                    2008        -            -         -         -             -         -         -

DIRECTOR COMPENSATION FOR 2009

The registrant does not compensate its directors for their services as such. The registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the registrant by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

The common shareholdings as of March 15, 2010 are shown below:

                                          Number of
Name and Address                         Common Shares        Percentage
----------------                         -------------        ----------
Mats Malmberg	                         3,735,983             17.4%
Bjork Angen Hulu
Nassjo, Jonkoping
Sweden

Lemon Tree Financial Group, LLC            3,219,300             15.0%
610 West Needles
Bixby, OK 74008

Chase Bales                                2,114,341              9.9%
862 E. 171st Street
Glenpool, OK 74008

Boris Claesson                             1,311,421              6.1%
Isberga Sateri
SMALANDSSTENAR 333 91
Sweden

Ingemar Brorsson                           1,171,725              5.4%
Sallstorp 1
ULLARED 310 60
Sweden

Malfors Promote                            1,529,364              7.1%
PL 16, Skarpoborg
Vaxholm SE 185 91
Sweden

Bengt Andersson                              244,713               1.1%
Salita delle Ginestre
6900 Lugano
Switzerland

Damian Riddoch                                     0                0.0%
6629 E. 116th Street South
Bixby, OK 74008


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since 2004, the registrant's former general manager had advanced funds to the registrant to purchase materials expensed as costs of goods sold as well as to occasionally meet payroll obligations. These loans were made through the use of the former general manager's personal credit cards and personal loans. As such, the amount of interest accrued is dictated by the interest rate agreed to through the formal general manager's credit agreement. For the years ended December 31, 2009 and 2008, the net effect of unpaid advances were $164,070 and $192,808 respectively.

On December 21, 2009, the registrant entered into a Transfer and Assumption of Liabilities Agreement with Shane Harwell, a then officer and director of the registrant. Pursuant to the Agreement, Harwell agreed to assume all of the liabilities of the registrant at the time of Closing. In consideration of the transfer and assumption of liabilities to Harwell, the registrant issued a convertible debenture with the principal amount of $225,000 with no interest. The convertible debenture is convertible into common shares of the registrant at a conversion price equal to 65% of the 28 day trading average prior to conversion. The convertible debenture matures on December 21, 2010.
The registrant has the right, with seven (7) business days advance written notice, to redeem a portion or all amounts outstanding under the debenture prior to the maturity date.

In contemplation of a merger with U.S. Highland, Inc., an Oklahoma corporation, the registrant no longer intends to pursue its current business plan. As a result, the registrant entered into an Asset Purchase Agreement with Shane Harwell, an officer and director of the Registrant. Pursuant to the Asset Purchase Agreement dated December 21, 2009, the registrant sold all rights, title and interest to the Purchased Assets to Mr. Harwell for the consideration of 950,000 common shares. The 950,000 common shares consisted of 468,750 common shares directly held by Mr. Harwell, 468,750 common shares acquired by Mr. Harwell from Susan Harwell, his wife and 12,500 common shares acquired by Mr. Harwell from Charles Harwell, his father for nominal amounts.

Director Independence

The registrant's board of directors consists of the above disclosed individuals. None of these individuals are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2009, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $14,000 and $9,000 respectively, from Hood, Sutton Robinson & Co., P.C. for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Forms 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Hood Sutton Robinson & CPAs., P.C. for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Hood Sutton
Robinson & CPAs., P.C. during fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Hood Sutton Robinson & CPAs., P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None.
(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification
(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 1, 2010

US Highland, Inc.

/s/Mats Malmberg
------------------------------
By: Mats Malmberg, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Mats Malmberg                 Director               April 1, 2010
-------------------

/s/Steven Moel                 CEO/Director             April 1, 2010
-------------------          President/Director

/s/Damian Riddoch          CFO/Principal Financial
-------------------              Officer		        April 1, 2010

/s/Chase Bales                   Director               April 1, 2010
-------------------