Form 10-Q
period 2010-03-31
US Highland, Inc.
filed 2010-05-14
CIK 1381871

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

              For Quarterly Period Ended March 31, 2010
                  Commission File Number 333-139685

                         US Highland, Inc.
        (Exact name of registrant as specified in its charter)

        OKLAHOMA                                73-1556790
State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

17424 South Union Avenue, Mounds, OK               74047
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  918-827-5254

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and post6ed pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  [ ]  No   [x]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 30, 2010: 21,462,500 shares.

                          US Highland, Inc.
                              FORM 10-Q
               For the quarterly period ended March 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      15
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        17
Item 4T. Controls and Procedures                              17

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    19
Item 1A. Risk Factors                                         19
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        19
Item 3.  Defaults upon Senior Securities                      19
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            19
Item 5.  Other Information                                    19
Item 6.  Exhibits                                             20

SIGNATURES

                                 PART I
Item I - FINANCIAL STATEMENTS
                            US Highland, Inc.
                             Balance Sheets
                   March 31, 2010 and December 31, 2009

                                          (Unaudited)        (Audited)
                                            3/31/10          12/31/09
                                           ---------         --------
Assets

Current Assets:
  Cash                                   $    54,777       $   392,766
  Accounts Receivable                        370,561           116,043
  Inventory                                5,842,381         4,254,582
                                         -----------       -----------
                                           6,267,719         4,763,391
                                         -----------       -----------
Property and Equipment:

  Vehicle                                     20,750            20,750
  Furniture and Fixtures                      66,483            43,297
  Tooling                                    316,971           300,000
  Production Equipment                         4,806                 -
  Leasehold Improvements                      42,299                 -
  Accumulated Depreciation                    (5,168)           (5,168)
                                         -----------       -----------
                                             446,141           358,879
                                         -----------       -----------
Other Assets:
  Intellectual Property                   13,000,000                 -
  Long-term Notes Receivable                 230,000                 -
  Goodwill                                   164,820           143,820
  Deposits                                     2,127             1,102
                                         -----------       -----------
                                          13,396,947           144,922
                                         -----------       -----------
      Total Assets                       $20,110,807       $ 5,267,192
                                         ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts Payable                           204,260           264,097
  Current Portion of Long-Term Debt            8,400             8,400
  Accrued Liabilities                         84,186             2,754
                                         -----------       -----------
                                             296,846           275,251
                                         -----------       -----------

Long-term Liabilities:
  Notes Payable                               32,654            34,707
  Current Portion of Long-Term Debt           (8,400)           (8,400)
                                         -----------       -----------
                                              24,254            26,307
Deferred Income Taxes                          8,386             8,386
                                         -----------       -----------
                                              32,640            34,693
Stockholders' Equity:

Common Stock, 100 million shares
 authorized, par $0.01, 10 million
 shares issued and outstanding               214,625           100,000
   Paid in Capital                        19,369,757         4,810,149
   Retained Earnings                         196,939            47,099
                                         -----------       -----------
Total Stockholders' Equity                19,781,321         4,957,248
                                         -----------       -----------
Total Liabilities and Stockholders'
  Equity                                 $20,110,807       $ 5,267,192
                                         ===========       ===========

                 The accompanying notes are an integral part
                    of the interim financial statements

                              US Highland, Inc.
                          Statements of Operations
          For the Three Months Ended March 31, 2010 and March 31, 2009

                                          (Unaudited)      (Unaudited)
                                            3/31/10          3/31/09
                                           ---------        ---------
Revenue:
  Sales                                    $ 655,497        $  82,756
  Cost of Goods Sold                        (181,426)         (34,688)
                                           ---------        ---------
   Gross Profit                               474,071           48,068
                                           ---------        ---------
Operating Expenses:
  General and Administrative                 150,775           73,208
  Racing                                           -                -
  Research and Development                         -                -
  Selling                                     91,547                -
  Depreciation                                     -                -
                                           ---------        ---------
    Total Operating Expenses                 242,322           73,208
                                           ---------        ---------
  Operating Income                           231,749          (25,140)
Other Income (Expense):
  Interest Income                                103                -
  Interest Expense                              (580)          (3,217)
                                           ---------        ---------
                                                (477)          (3,217)
                                           ---------        ---------
    Income before Provision for
     Income Taxes                            231,272          (28,357)

Provision for Income Taxes                    81,432                -
                                           ---------        ---------
    Net Income                               149,840          (28,357)
Retained Earnings, Beginning of Year          47,099                -
                                           ---------        ---------
Retained Earnings, End of Year             $ 196,939        $ (28,357)
                                           =========        =========
Earnings Per Share, Average                $    0.01        $   (0.02)
                                           =========        =========

               The accompanying notes are an integral part
                  of the interim financial statements

                            US Highland, Inc.
                         Statements of Cash Flows
          For the Three Months Ended March 31, 2010 and March 31, 2009

                                           (Unaudited)      (Unaudited)
                                             3/31/10          3/31/09
                                            ---------        ---------
Operating Activities
  Net Income                             $   229,802     $   (28,357)
  Adjustments to reconcile Net Income
  (Loss) to net cash
    Accounts Receivables                    (253,918)          5,215
    Amortization                                   -           4,137
    Leasehold Improvements                   (42,299)              -
    Office Equipment                          (1,686)              -
    Inventory Asset                       (1,187,799)              -
    RSGA Inventory                          (400,000)              -
    Equipment & Tooling                      (16,928)              -
    Rental & Utility Deposits                 (1,025)              -
    Accounts Payable                         (52,018)         (2,419)
    Escrow Account                            (8,500)              -
    Payroll Liabilities                           81               -
    Prepaid Expenses                               -            (802)
    Security Bank - Principal                 (2,053)              -
                                         -----------     -----------
  Net Cash Used Operating Activities      (1,736,342)        (22,226)
                                         -----------     -----------
Investing Activities                               -               -
                                         -----------     -----------
Production Equipment                          (4,806)              -
  Furniture and Equipment                    (21,500)              -
  Long Term Notes: Highland Group AB        (230,000)              -
  Goodwill (HARCOM)                          (21,000)              -
  Intellectual Property                  (13,000,000)              -
                                         -----------     -----------
Net Cash Used by Investing Activities    (13,277,306)              -
Financing Activities

  Proceeds from Related Party Loans                -          22,164

Proceeds from Issuance of Common Stock    14,675,475               -
                                         -----------     -----------
Net cash provided by Financing Activities 14,675,475          22,164
                                         -----------     -----------
Net cash increase for period                (338,173)            (62)
Cash at beginning of period                  392,951           8,337
                                         -----------     -----------
Cash at end of period                    $    54,777     $     8,275
                                         ===========     ===========

                         US Highland, Inc.
                  Notes to Financial Statements
            For The Three Months Ended March 31, 2010
                        (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
US Highland, Inc. was originally formed as a Limited Liability Company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the state of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. is a recreational powersports OEM, developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

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

Allowance for Doubtful Accounts
It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.
  At present US Highland, Inc. management does not feel that there are any doubtful accounts.

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

Intangible assets include intellectual property rights which were valued at the date of acquisition by management and amortized over 10 years.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

Note 2 - Intangible Assets

The cost to acquire intangible assets in 2010 has been allocated to the assets acquired according to the estimated fair values and amortized over a 10 year life using the straight line method. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying values at March 31, 2010:

                                                2010
                                                ----
Intellectual Property Acquired from
  Highland Group AB                        $13,000,000
Less:  Accumulated Amortization                     (0)
                                           -----------
Net Intangible Asset                       $13,000,000

Note 3 -Long-term Debt

The Company does not have any long-term debt.

Note 4 - Other Commitments and Contingencies

Lease Agreement
Current manufacturing operations include 18,000 square feet for general manufacturing, CNC and manual machining, and final assembly, 5,000 square feet for welding, painting, and fabrication operations, and 10,000 square feet for administration (lease purchase at $8,500 per month).

Note 5 - Significant Cash and/or Stock Based Acquisitions of Assets

In three separate transactions involving cash and/or stock, the Company acquired $400,000 in finished goods inventory from RSGA International, Inc., $1 million in components and finished goods inventory from ATK of Oklahoma, Inc., and $13 million in intellectual property from the Highland Group AB (the Swedish company which caused US Highland, Inc. to be formed and from which US Highland, Inc. acquired most of its assets, its brand name, some of the members of the US Highland management team, and the US Highland product line).

Note 6 - Subsequent Event

The Company completed a series of stock purchase agreements during April of 2010 in which the Company received approximately $762,404 in paid in capital from the sale of common restricted stock at $1.25 per share in a private offering with a commitment to register the common restricted shares in a near term registration statement and the option to repurchase the shares within 60 days at $2.50 per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The following Management's Discussion and Analysis is intended to help the reader understand our company. It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

Forward-Looking Statements

Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "should," "could," "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in economic conditions, legislative/regulatory changes, the availability of capital, interest rates, and the competitive environment. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
Our principal sources of liquidity are existing cash, cash generated by our operations, and our ability to borrow cash or obtain equity investment when needed from a number of related parties.

Our principal uses of liquidity are funding growth opportunities and paying the costs and expenses associated with our operations.

The Company experienced significant growth in assets during the first quarter of 2010, in a combination of components inventory, finished goods inventory, and intellectual property.

In April 2010, the Company received approximately $762,404 in a private offering, substantially increasing the Company's cash reserves.

The credit of the officers and directors for guaranteeing any loan necessary is extremely strong. The company has not established any lines of credit with any banks. In the event a supplier or lender requires additional credit to obtain small equipment or other business supplies, our officers and directors are willing to extend their credit to accomplish the purchase.

OPERATING ACTIVITIES

During the first quarter of 2010, the Company used $1,736,342 of cash equivalent (including various acquisitions of assets in partial cash and partial stock transactions) in operating activities.

In the opinion of management, it is not useful to provide an analysis or comparison of the results of prior years as the Company has materially changed its business plan and operations from prior years to recreational powersports from operations unrelated to recreational powersports, resulting in entirely new financial performance characteristics. The Company's first quarter revenues are much better than management expectations, primarily derived from engineering development and business development activities. The Company will continue to develop revenue from similar activities and plans on supplementing engineering development and business development revenues with revenues from manufacturing operations later this year.

Results of Operations for the three months ended March 31, 2010

Revenues:
During this quarter the Company has total revenues of $655,497, including approximately $256,000 in engineering development and $400,000 from business development activities.

Historically through its roots with the Swedish company the Highland Group AB, the Company has generated substantial revenues from engineering development and business development activities. These activities are likely to continue to remain a significant source of revenues for the Company, in addition to revenues generated from manufacturing and sales of the Company's motorcycles, quads, and engines, planned for formal production startup later this year after the production ramp up is complete.

Cost of Goods Sold:
Cost of goods sold for the period was $181,426. As the Company completes its production ramp activities and commences selling its manufactured products, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Net Income:
Net income for the period is $196,939, which is higher than expected for the period. The Company expects to generate most of its 2010 revenues near year end after production startup.

Operating Expenses:
Operating expenses for the period total $242,322. Operating expenses are anticipated to increase at a much slower rate than cost of goods sold proportional to revenues from manufacturing operations.
Comparison of Balance Sheet for March 31, 2010 and December 31, 2009 as it pertains to Capital and Liquidity.
Cash and Equivalents:
At the end of the period, the Company had $54,777 in cash; however, immediately after the period ended the Company received $762,404 in cash from the sale of restricted stock in a private offering. The Company also has approximately $5.8 million in inventory.

Accounts Receivable:
The Company has total receivables of $370,561.

Total Current Liabilities:
The Company has total current liabilities of $296,846.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by 229.10(f) (1), we are not required to provide the information required by this item.

ITEM 4T:   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Financial Officer and Chief Operating Officer. Based on that evaluation, these officers concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities

Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                PART II

ITEM 1.  Legal Proceedings:

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

$762,404 in a private offering of common restricted shares at $1.25 per share with a commitment to register the shares in a near term registration statement and the option to repurchase the shares at $2.50 per share within 60 days.


ITEM 3.  Defaults Upon Senior Securities:

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended March
31, 2010.


ITEM 5.  Other Information:

On March 31, 2010, the registrant entered into an IP Assignment agreement pursuant to which Highland Group AB agreed to assign 950 Desert Crosser intellectual property, adding $13 million to intellectual property, $12,885,375 to owner equity, and $114,625 to paid in capital of the registrant. No new shares of stock were assigned from the registrant to the Highland Group AB in this transaction. This transaction finalizes the intellectual property transfers which occurred prior to and summarized in the December 31, 2009 audit, based on 1) completion of mutual valuation determinations between US Highland, Inc. and Highland Group AB for the total intellectual property transferred from Highland Group AB to US Highland, now finalized with this transfer for all Highland Group AB intellectual property developed and finalized to date, 2) the 950 Desert Crosser intellectual property development was still being finalized after December 31, 2009 (development completed during the first quarter of 2010), and 3) no new shares were issued as shares were previously issued in US Highland, Inc. to the shareholders of Highland Group AB at the time that they surrendered their shares in Highland Group AB to become shareholders in US Highland, Inc.

On March 31, 2010, the registrant entered into an asset purchase agreement with ATK of Oklahoma, Inc. Pursuant to the agreement, the registrant purchased all of the assets of ATK of Oklahoma, Inc. for the purchase price of $171,700 in cash and 207,075 restricted common shares of the registrant.

On March 31, 2010, the registrant entered into an asset purchase with Black Widow ATV Works, Inc. Pursuant to the agreement, the registrant purchased certain assets including inventory, equipment and the rights to the Black Widow ATV name, domain name, email address and phone numbers for the consideration of $10,000 in cash and 110,000 restricted common shares.

On March 31, 2010, the registrant entered into an asset purchase agreement with RSGA International, Inc. Pursuant to the agreement the registrant purchased all of the inventory and intellectual property assets of RSGA, including exclusive rights to the Omega Light IP, excluding goodwill or RSGA's existing consulting business. The registrant paid $60,000 in cash and 100,000 restricted common shares.


Item 6.
Exhibits:

Exhibit No.  Description

10-1 Highland Group AB and US Highland, Inc. IP Assignment Agreement 10-2 ATK of Oklahoma and US Highland Asset Purchase Agreement
10-3 Black Widow ATV Works and US Highland Asset Purchase Agreement 10-4 RSGA and US Highland Asset Purchase Agreement
31    302 certifications
32    906 certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Signature                         Title              Date
---------                         -----              ----
/s/ Damian Riddoch   Chief Financial Officer    May 14, 2010