Form 10-Q
period 2010-06-30
US Highland, Inc.
filed 2010-08-20
CIK 1381871

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2010
-OR-
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _______ to ________

           Commission File Number       333-139685

				   US HIGHLAND, INC.
		(Exact name of registrant as specified in its charter)

        OKLAHOMA                              26-4144571
(State or other jurisdiction of    	 (IRS Employer Identification No.)
incorporation or organization)


17424 South Union Avenue, Mounds, OK           74047
(Address of principal executive offices)     (Zip Code)

                        918-467-2231
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [X]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]        Non-accelerated filed [ ]
Accelerated filer   [ ]            Smaller reporting company [X]
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No X

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 15, 2010: 21,462,500 shares.

                           US Highland, Inc.
                               FORM 10-Q
             For the quarterly period ended June 30, 2010
                                 INDEX

                                                             Page
                                                             ----

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4T. Controls and Procedures                              13

            PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Removed and Reserved						  15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

PART I
Item I - Financial Statements

				    US Highland, Inc.
					Balance Sheets

						         6/30/10	       12/31/09
  						       ----------        ---------
                                           (Unaudited)
					ASSETS
Current Assets:
  Cash	                               $   63,798	     $  392,766
  Accounts Receivable	                       24,061	        116,043
  Inventory	                                5,887,786		4,254,582
  Prepaid Assets	                             14,075               -
                                           ----------      ----------
							  5,989,720	      4,763,391
                                           ----------      ----------
Property and Equipment:
  Vehicle                                      20,750	         20,750
  Furniture and Fixtures	                 81,855          43,297
  Tooling	                                  351,345	        300,000
  Production Equipment	                        4,806               -
  Leasehold Improvements	                188,468		        -
  Accumulated Depreciation                     47,953          (5,168)
                                           ----------      ----------
						          642,056         358,879
                                           ----------      ----------
Other Assets:
  Intellectual Property	                            -               -
  Long-term Notes Receivable                  250,030               -
   Goodwill                                    164,820	        143,820
   Deposits                                      1,148	          1,102
                                            ----------       ----------
                                              415,998          144,922
                                           ----------       ----------
      Total Assets                         $7,047,774       $5,267,192
                                           ==========       ==========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts Payable	                   $  141,890       $  264,097
  Current Portion of Long-Term Debt             8,400            8,400
  Accrued Liabilities	                      122,233            2,754
                                           ----------       ----------
                                              272,523	         275,251
                                           ----------       ----------

Long-term Liabilities:
  Notes Payable                                30,577	          34,707
  Current Portion of Long-Term Debt            (8,400)          (8,400)
                                           ----------       ----------
                                               22,177	          26,307
                                           ----------       ----------
  Deferred Income Taxes	     				8,386	           8,386
                                           ----------       ----------
   							     30,563	          34,693
                                           ----------       ----------
Stockholders' Equity:
  Common Stock, 100 million shares
   authorized, par $0.01, 10 million shares
   issued and outstanding                     977,001          100,000
  Paid in Capital                           6,369,757	       4,810,149
  Retained Earnings                           281,930           47,099
  Treasury Stock                             (884,000)               -
                                           ----------       ----------
  Total Stockholders' Equity                6,744,688        4,957,248
                                           ----------       ----------
      Total Liabilities and Stockholders'
        Equity                               $7,047,774	      $5,267,192
                                             ==========       ==========

              The accompanying notes are an integral part
                 of the interim financial statements

                             US Highland, Inc.
            Statements of Operations and Retained Earnings
             For the Periods Ended June 30, 2010 and 2009

                              Three Months Ended         Six Months Ended
                              06/30/10   06/30/09      06/30/10    06/30/09
		                (Unaudited) (Unaudited)  (Unaudited)	(Unaudited)
				    ----------  ----------   ----------   ----------
Revenue:
 Sales                      $  601,133   $   53,756   $1,256,630  $  136,512
 Cost of Goods Sold           (138,976)     (15,542)   (320,402)     (50,230)
				    ----------   ----------   ----------  ----------
 Gross Profit                  462,157       38,214      936,228      86,282
				    ----------   ----------   ----------  ----------
Operating Expenses:
 General and Administrative    255,067      66,152       405,842     139,360
 Racing                              -           -            -            -
 Research and Development            -           -            -            -
 Selling                        80,816           -      172,363            -
 Depreciation                   42,785           -       42,785            -
                            ----------  ----------   ----------   ----------
  Total Operating Expenses     335,883      66,152      578,205      139,360
                            ----------  ----------   ----------   ----------
 Operating Income              126,274     (27,938)     358,023      (53,078)
Other Income (Expense):
 Interest Income                   73            -          176            -
 Interest Expense                (555)      (3,171)      (1,135)      (6,388)
                            ----------  ----------   ----------   ----------
                                (4,782)     (3,171)        (959)      (6,388)
                            ----------  ----------   ----------   ----------
  Income before Provision
   for Income Taxes            125,792     (31,109)     357,064      (59,466)
Provision for Income Taxes      40,801           -      122,233            -
                            ----------  ----------   ----------   ----------
      Net Income                84,991      31,109      234,831      (59,466)
Retained Earnings,
 Beginning of Period           196,939           -       47,099	 	   -
                            ----------  ----------   ----------   ----------
Retained Earnings,
 End of Period              $  281,930  $  (31,109)  $  281,930  $  (59,466)
				    ==========  ==========   ==========   ==========

         The accompanying notes are an integral part of the interim financial statements

					US Highland, Inc.
				Statement of Cash Flows
		For the Periods Ended June 30, 2010 and 2009

                                              06/30/10       06/30/09
                                              --------       --------
                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                         $  234,831      $  (59,466)
  Adjustments to reconcile Net Income (Loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation                                     -           8,274
   (Increase) decrease in accounts
     receivable                                 91,982          15,423
   (Increase) decrease in inventories          (73,596)              -
   (Increase) decrease in prepaid assets      (140,075)          1,231
    Increase (decrease) in accounts payable   (122,207)         (7,464)
    Increase (decrease) in income taxes
     payable                                   119,479               -
    Increase (decrease) in deferred expenses         -               -
                                            ----------      ----------
  Net Cash Provided by (Used in) Operating
   Activities                                  110,414         (42,002)
                                            ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Property and equipment purchases             (283,177)              -
 Net purchase of investments                         -               -
                                            ----------      ----------
 Net Cash Provided by (Used in) Investing
  Activities                                  (283,177)              -
                                            ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                            -               -
 Proceeds from short-term debt                       -               -
 Proceeds from related party notes                   -          40,968
 Repayment of long-term debt                    (4,130)              -
                                            ----------      ----------
Net Cash Provided by (Used In) Financing
 Activities                                      4,130)         40,968
                                            ----------      ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents                            (176,893)         (1,034)
Cash and Cash Equivalents at Beginning of
 Year                                          392,766           8,337
                                            ----------      ----------
Cash and Cash Equivalents at End of Period   $ 215,873      $    7,303
                                            ==========      ==========
Supplemental Disclosures:
NONCASH INVESTING AND FINANCING ACTIVITIES
 Interest Paid                              $        -      $    3,171
 Assets acquired by assumption of debt      $        -      $   36,670
 Assets acquired by issuance of equity      $        -      $4,453,000

         The accompanying notes are an integral part of the interim financial statements

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 1 - Summary of Significant Accounting Policies (continued)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 1 - Summary of Significant Accounting Policies (continued)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 1 - Summary of Significant Accounting Policies (continued)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities- an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 1 - Summary of Significant Accounting Policies (continued)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 1 - Summary of Significant Accounting Policies (continued)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 1 - Summary of Significant Accounting Policies (continued)

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


Note 2 - Long-term Debt

The Company does not have any long-term debt.

Note 3 - Other Commitments and Contingencies

Lease Agreement
Current manufacturing operations include 18,000 square feet for general manufacturing, CNC and manual machining, and final assembly, 5,000 square feet for welding, painting, and fabrication operations, and 10,000 square feet for administration (lease purchase at $8,500 per month).

Note 4 - Significant Cash and/or Stock Based Acquisitions of Assets

In three separate transactions involving cash and/or stock, the Company acquired $400,000 in finished goods inventory from RSGA International, Inc., $1 million in components and finished goods inventory from ATK of Oklahoma, Inc., and $13 million in intellectual property from the Highland Group AB (the Swedish company which caused US Highland, Inc.

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 4 - Significant Cash and/or Stock Based Acquisitions of Assets
(continued)

to be formed and from which US Highland, Inc. acquired most of its assets, its brand name, some of the members of the US Highland management team, and the US Highland product line).

Note 5 - Subsequent Event

The Company experienced the sudden loss of the COO, CFO and President on July 10th 2010 in a plane crash. The COO and CFO have been replaced and the appropriate SEC filings have been made to reflect these changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview
The following Management's Discussion and Analysis is intended to help the reader understand our company. It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

Forward-Looking Statements
Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "should," "could," "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in economic conditions, legislative/regulatory changes, the availability of capital, interest rates, and the competitive environment. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES
------------------------------
OVERVIEW
Our principal sources of liquidity are existing cash, cash generated by our operations, and our ability to borrow cash or obtain equity investment when needed from a number of related parties.

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

OPERATING ACTIVITIES
--------------------
During the second quarter of 2010, the Company used $1,736,342 of cash equivalent, including various acquisitions of assets in partial cash and partial stock transactions, in operating activities.

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

Results of Operations for the three months ended June 30, 2010

Revenues:
During this quarter the Company has total revenues of $601,133.

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

Cost of Goods Sold:
Cost of goods sold for the period was $138,976. As the Company completes its production ramp activities and commences selling its manufactured products, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Net Income:
Net income for the period is $84,971, which is higher than expected for the period. The Company expects to generate most of its 2010 revenues near year end after production startup.

Operating Expenses:
Operating expenses for the period total $335,883. Operating expenses are anticipated to increase at a much slower rate than cost of goods sold proportional to revenues from manufacturing operations.

Comparison of Balance Sheet for June, 30, 2010 and December 31, 2009 as it pertains to Capital and Liquidity.

Cash and Equivalents:
At the end of the period, the Company had $63,798 in cash; however, immediately after the period ended the Company received $762,404 in cash from the sale of restricted stock in a private offering. The Company also has approximately $5.8 million in inventory.

Accounts Receivable:
The Company has total receivables of $24,061.

Total Current Liabilities:
The Company has total current liabilities of $272,523.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                              PART II

ITEM 1.  Legal Proceedings
         None


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None

ITEM 3.  Defaults Upon Senior Securities:
         None

ITEM 4  (Removed and Reserved)

ITEM 5  Other Information:
        None

Item 6  Exhibits
        31    Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act
        32    Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Steven Moel
-------------------------
Steven Moel
Chief Executive Officer                         Dated:  August 20, 2010

/s/Michael La Lond
-------------------------
Chief Financial Officer                         Dated:  August 20, 2010