Form 10-Q/A
period 2010-03-31
US Highland, Inc.
filed 2011-06-10
CIK 1381871

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                           Amendment 1 to
                              FORM 10-Q

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of March 9, 2011: ______________ shares.

                        EXPLANATORY NOTE

This Amendment 1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2010 of the registrant, originally filed with the Securities and Exchange Commission on May 14, 2010 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to include revised financial statements and the corresponding changes in the MD&A relating to the merger of U.S. Highland, Inc. into Harcom Productions.

For convenience, Amendment 1 includes our complete Quarterly Report on Form 10-Q. However, no information in the original Form 10-Q is being modified or amended by Amendment 1 other than changes described above. Further, unless indicated otherwise, Amendment 1 does not reflect events occurring after May 14, 2010, which is the filing date of the original Form 10-Q. Accordingly, Amendment 1 should be read in conjunction with the registrant's other filings with the SEC.

                          US Highland, Inc.

                           Amendment 1 to
                              FORM 10-Q
               For the quarterly period ended March 31, 2010
INDEX
                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      16
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        18
Item 4T. Controls and Procedures                              18

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    20
Item 1A. Risk Factors                                         20
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        20
Item 3.  Defaults upon Senior Securities                      20
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            20
Item 5.  Other Information                                    20
Item 6.  Exhibits                                             21

SIGNATURES

                                 PART I
Item I - FINANCIAL STATEMENTS
                            US Highland, Inc.
                             Balance Sheets
                   March 31, 2010 and 2009

                                            3/31/10           3/31/09
                                           ---------         --------
                                          (Unaudited)       (Unaudited)

Assets

Current Assets:
  Cash                                    $   57,367         $  1,457
  Accounts Receivable                        381,561           35,946
  Inventory                                3,496,361                -
                                          ----------         --------
                                           3,935,289           37,403
                                          ----------         --------
Property and Equipment:

  Vehicle                                     20,750                -
  Furniture and Fixtures                      66,483                -
  Tooling                                    316,368                -
  Production Equipment                         4,806                -
  Leasehold Improvements                      42,299                -
  Accumulated Depreciation                    (5,168)               -
                                          ----------         --------
  Net Property and Equipment                 445,538                -
                                          ----------         --------
Other Assets:
  Long-term Notes Receivable                 230,000                -
  Goodwill                                   164,820                -
  Deposits                                     2,127                -
                                          ----------         --------
  Total Other Assets                         396,947                -
                                          ----------         --------
      Total Assets                        $4,777,774         $ 37,403
                                          ==========         ========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts Payable                        $  120,115         $ 25,491
  Accrued Liabilities                         90,069                -
                                          ----------         --------
                                             210,184           25,491
                                          ----------         --------

Long-term Liabilities:
  Notes Payable                               32,654                -
  Escrow Account                              92,092                -
                                          ----------         --------
  Total Long-term Debt                       124,746                -

Deferred Income Taxes                          8,386                -
                                          ----------         --------
  Total Liabilities                          343,316           25,491

Stockholders' Equity:

Common Stock, 100 million shares
 authorized, par $0.01, 20,519,926
 shares issued 2010 and 1 million shares
 issued 2009                                 205,199           10,000
   Paid in Capital                         4,036,829                -
   Retained Earnings                         192,430            1,912
                                          ----------         --------
Total Stockholders' Equity                 4,434,458           11,912
                                          ----------         --------
Total Liabilities and Stockholders'
  Equity                                  $4,777,774         $ 37,403
                                          ==========         ========

                 The accompanying notes are an integral part
                    of the interim financial statements

                              US Highland,Inc.
               Statements of Operations and Retained Earnings
          For the Three Months Ended March 31, 2010 and March 31, 2009

                                                Three Months Ended
                                              2010              2009
                                              ----              ----
                                           unaudited          unaudited
Revenue:
  Sales                                    $ 655,497        $  35,946
  Cost of Goods Sold                         113,825                -
                                           ---------        ---------
   Gross Profit                               541,672           35,946
                                           ---------        ---------
Operating Expenses:
  General and Administrative                 191,483           15,935
  Racing                                          50            4,940
  Research and Development                         -           13,158
  Selling                                    118,407                -
  Depreciation                                     -                -
                                           ---------        ---------
    Total Operating Expenses                 309,940           34,033
                                           ---------        ---------
  Operating Income                           231,732            1,913
                                           ---------        ---------
Other Income (Expense):
  Interest Income                                104                -
  Interest Expense                              (580)               -
                                           ---------        ---------
                                                (476)               -
                                           ---------        ---------
    Income before Provision for
     Income Taxes                            231,256            1,913

Provision for Income Taxes                    87,315              287
                                           ---------        ---------
    Net Income                               143,941            1,626
                                           ---------        ---------
Retained Earnings, Beginning of Year          48,487                -
                                           ---------        ---------
Retained Earnings, End of Year             $ 192,428        $   1,626
                                           =========        =========
Earnings Per Share, Average                $    0.01        $    0.00
                                           =========        =========

               The accompanying notes are an integral part
                  of the interim financial statements

                            US Highland, Inc.
                         Statements of Cash Flows
                For the Periods Ended March 31, 2010 2009

                                             3/31/10          3/31/09
                                           (Unaudited)      (Unaudited)
                                            ---------        ---------

Cash Flows From Operating Activites
  Net Income (Loss)                         $ 143,941       $   1,626
  Adjustments to reconcile Net Income
  (Loss) to net cash provided by (used in)
  operating activities
    Depreciation/Amortization                       -               -
   (Increase)decrease in accounts
     receivable                              (264,918)        (25,946)
   (Increase)decrease in inventories          758,221               -
   (Increase)decrease in prepaid assets             -               -
    Increase(decrease) in accounts payable   (143,982)         35,204
    Increase(decrease) in income taxes
     payable                                   87,315             287
    Increase(decrease) in deferred expenses         -               -
                                            ---------       ---------
  Net Cash Provided by (Used in) Operating
   Activities                                 580,577          11,171
                                            ---------       ---------
Cash Flows from Investing Activities
  Property and Equipment Purchases            (44,317)              -
  Net purchase of investments                (230,000)              -
 (Increase)decrease in Deposits                (1,025)              -
  Goodwill (Harcom)                           (21,000)              -
                                            ---------       ---------
  Net Cash Provided by (used in) Investing
   Activities                                (296,342)              -
Cash Flows from Financing Activities
  Issuance of Common Stock                   (670,354)              -
  Proceeds from short-term debt               (10,553)              -
  Proceeds from related party notes                 -               -
  Repayment of Long-Term debt                       -               -
                                            ---------       ---------
  Net Cash Provided by (used in)
   Financing Activities                      (680,907)              -
                                            ---------       ---------
Net Increase(Decrease) in Cash and
 Cash Equivalents
  Cash and Cash Equivalents at beginning
   of Period                                  510,009               -
                                            ---------       ---------
  Cash and Cash Equivalents at end of
   period                                   $ 438,928       $  37,503
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

Income Taxes
In 2007, the Company had completed its conversion to a C-Corporation under the laws of the state of Oklahoma. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS No. 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Operating Activities
During the first quarter of 2010, the Company used $71,072 of cash equivalent (including various acquisitions of assets in partial cash and partial stock transactions) in operating activities.

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

Results of Operations for the three months ended March 31, 2010

Revenues:
During this quarter, the Company had total revenues of $655,497, including approximately $256,000 in engineering development and $400,000 from business development activities.

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

Cost of Goods Sold:
Cost of goods sold for the period was $113,825. As the Company completes its production ramp activities and commences selling its manufactured products, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Net Income:
Net income for the period is $143,941, which is higher than expected for the period. The Company expects to generate most of its 2010 revenues near year end after production startup.

Operating Expenses:
Operating expenses for the period totaled $309,940. Operating expenses are anticipated to increase at a much slower rate than cost of goods sold proportional to revenues from manufacturing operations.
Comparison of Balance Sheet for March 31, 2010 and December 31, 2009 as it pertains to Capital and Liquidity.

Cash and Equivalents:
At the end of the period, the Company had $438,928 in cash; however, immediately after the period ended the Company received $762,404 in cash from the sale of restricted stock in a private offering. The Company also has $3,496,361 in inventory.

Accounts Receivable:
The Company has total receivables of $381,561.

Total Current Liabilities:
The Company has total current liabilities of $210,184.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company

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


ITEM 3.  Defaults Upon Senior Securities:

None.

ITEM 4.  (Removed and Reserved)


ITEM 5.  Other Information:

On March 31, 2010, the registrant entered into an IP Assignment agreement pursuant to which Highland Group AB agreed to assign 950 Desert Crosser intellectual property. - - - No new shares of stock were assigned from the registrant to the Highland Group AB in this transaction. This transaction finalizes the intellectual property transfers which occurred prior to and summarized in the December 31, 2009 audit, based on 1) completion of mutual valuation determinations between US Highland, Inc. and Highland Group AB for the total intellectual property transferred from Highland Group AB to US Highland, now finalized with this transfer for all Highland Group AB intellectual property developed and finalized to date, 2) the 950 Desert Crosser intellectual property development was still being finalized after December 31, 2009 (development completed during the first quarter of 2010), and 3) no new shares were issued as shares were previously issued in US Highland, Inc. to the shareholders of Highland Group AB at the time that they surrendered their shares in Highland Group AB to become shareholders in US Highland, Inc.

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

Dated: June 10, 2011

US Highland, Inc.

By: /s/Bengt Andersson
---------------------------
Principal Executive Officer                ,

/s/Christer Wagenius
---------------------------
Christer Wagenius
Principal Financial Officer