Form 10-Q/A
period 2010-06-30
US Highland, Inc.
filed 2011-06-10
CIK 1381871

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             Amendment 1 to
                               FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2010
-OR-
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _______ to ________

           Commission File Number       333-139685

				   US HIGHLAND, INC.
		(Exact name of registrant as specified in its charter)

        OKLAHOMA                              73-1556790
(State or other jurisdiction of    	 (IRS Employer Identification No.)
incorporation or organization)


17424 South Union Avenue, Mounds, OK           74047
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

Large accelerated filer [ ]        Non-accelerated filed [ ]
Accelerated filer   [ ]            Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No X

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 15, 2010: 21,462,500 shares.


                        EXPLANATORY NOTE

This Amendment 1 to the Quarterly Report on Form 10-Q for the six months ended June 30, 2010 of the registrant, originally filed with the Securities and Exchange Commission on August 20, 2010 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to include revised financial statements and the corresponding changes in the MD&A relating to the merger of U.S. Highland, Inc. into Harcom Productions.

For convenience, Amendment 1 includes our complete Quarterly Report on Form 10-Q. However, no information in the original Form 10-Q is being modified or amended by Amendment 1 other than changes described above. Further, unless indicated otherwise, Amendment 1 does not reflect events occurring after August 20, 2010, which is the filing date of the original Form 10-Q. Accordingly, Amendment 1 should be read in conjunction with the registrant's other filings with the SEC.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                           US Highland, Inc.
                               FORM 10-Q
             For the quarterly period ended June 30, 2010
                                 INDEX

                                                             Page
                                                             ----

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4.  Controls and Procedures                              13

            PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Removed and Reserved						  15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

				    US Highland, Inc.
					Balance Sheets
June 30, 2010 and 2009

						         6/30/10	       06/30/09
  						       ----------        ---------
                                           (Unaudited)
					ASSETS

Current Assets:
  Cash	                               $   68,067	     $    7,723
  Accounts Receivable	                       35,061	         95,797
  Inventory	                                3,541,342               -
  Prepaid Assets	                             14,075               -
                                           ----------      ----------
							  3,658,545	        103,520
                                           ----------      ----------
Property and Equipment:
  Vehicle                                      20,750	              -
  Furniture and Fixtures	                 81,108               -
  Tooling	                                  350,415	              -
  Production Equipment	                        4,806               -
  Leasehold Improvements	                188,468		        -
  Accumulated Depreciation                     (5,168)              -
                                           ----------      ----------
						          640,379               -
                                           ----------      ----------
Other Assets:
  Intellectual Property	                            -      $        -
  Long-term Notes Receivable                  250,030               -
   Goodwill                                    164,820	              -
   Deposits                                      2,005	            380
                                            ----------       ----------
                                              416,855             380
                                           ----------       ----------
      Total Assets                         $4,715,779       $  103,900
                                           ==========       ==========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts Payable	                   $  118,575      $    67,746
  Current Portion of Long-Term Debt                 -                -
  Accrued Liabilities	                        2,754            1,943
  Escrow Account                               25,000              600
  Payroll Liabilities                              15                -
                                           ----------       ----------
                                              146,344	          70,289
                                           ----------       ----------
Long-term Liabilities:
  Notes Payable                                30,577	               -
  Current Portion of Long-Term Debt                 -                -
                                           ----------       ----------
                                               30,577	               -
                                           ----------       ----------
  Deferred Income Taxes	     				8,386	               -
                                           ----------       ----------
   Total Liabilities				    185,307                -
                                           ----------       ----------
Stockholders' Equity:
  Common Stock, 100 million shares
   authorized, par $0.01, 10 million shares
   issued and outstanding 1 million 2009      100,000           10,000
  Paid in Capital                           4,907,283	         115,245
  Retained Earnings                           407,189          (91,634)
  Treasury Stock                             (884,000)               -
                                           ----------       ----------
  Total Stockholders' Equity                4,530,472           33,611
                                           ----------       ----------
      Total Liabilities and Stockholders'
        Equity                               $4,715,779	      $  103,900
                                             ==========       ==========

                             US Highland, Inc.
            Statements of Operations and Retained Earnings
             For the Periods Ended June 30, 2010 and 2009

                              Three Months Ended         Six Months Ended
                              06/30/10   06/30/09      06/30/10    06/30/09
		                (Unaudited) (Unaudited)  (Unaudited)	(Unaudited)
				    ----------  ----------   ----------   ----------
Revenue:
 Sales                      $  601,133   $   38,889   $1,256,630  $   74,835
 Cost of Goods Sold           (138,819)                 (320,402)
				    ----------   ----------   ----------  ----------
 Gross Profit                  462,314       38,889      936,228      74,835
				    ----------   ----------   ----------  ----------
Operating Expenses:
 General and Administrative    251,875      89,360       405,842     105,295
 Racing                          1,066      39,590             -      44,530
 Research and Development           68       2,231             -      15,389
 Selling                        81,379           -       172,363           -
 Depreciation                        -           -             -           -
                            ----------  ----------    ----------  ----------
  Total Operating Expenses     334,388     131,181       578,205     165,214
                            ----------  ----------    ----------  ----------
 Operating Income              127,926     (92,292)      358,023     (90,379)
Other Income (Expense):
 Interest Income                    73           5           176           5
 Interest Expense                 (555)       (441)       (1,135)       (441)
                             ---------- ----------    ----------  ----------
                                  (482)       (436)         (959)       (436)
                            ----------  ----------    ----------  ----------
  Income before Provision
   for Income Taxes            127,444     (92,728)      357,064     (90,815)
Provision for Income Taxes      40,801           -       122,233           -
                            ----------  ----------    ----------  ----------
      Net Income                86,643     (92,728)      234,831     (90,815)
Retained Earnings,
 Beginning of Period           192,428       1,626        47,099	 	   -
                            ----------  ----------    ----------  ----------
Retained Earnings,
 End of Period              $  407,189  $  (90,815)   $  407,189  $  (90,815)
				    ==========  ==========    ==========  ==========

					US Highland, Inc.
				Statements of Cash Flows
		 For the Periods Ended June 30, 2010 and 2009

                                              06/30/10       06/30/09
                                              --------       --------
                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                         $  234,831      $  (90,815)
  Adjustments to reconcile Net Income (Loss)
   To net cash provided by (used in)
   Operating activities:
    Depreciation                                     -               -
   (Increase) decrease in accounts
     Receivable                                 91,982         (59,851)
   (Increase) decrease in inventories          (73,596)              -
   (Increase) decrease in prepaid assets      (140,075)              -
    Increase (decrease) in accounts payable   (122,207)         35,085
    Increase (decrease) in income taxes
     Payable                                   119,479            (287)
    Increase (decrease) in deferred expenses         -               -
                                            ----------      ----------
  Net Cash Provided by (Used in) Operating
   Activities                                  110,414        (115,868)
                                            ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Property and equipment purchases             (283,177)              -
 Net purchase of investments                         -               -
 (Increase)decrease in deposits                    122	         -
                                            ----------      ----------
 Net Cash Provided by (Used in) Investing
  Activities                                  (283,055)              -
                                            ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                            -               -
 Proceeds from short-term debt                       -               -
 Proceeds from related party notes                   -               -
 Repayment of long-term debt                    (4,130)              -
                                            ----------      ----------
Net Cash Provided by (Used In) Financing
 Activities                                     (4,130)              -
                                            ----------      ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents                            (176,893)         31,628
Cash and Cash Equivalents at Beginning of
 Year                                          392,766               -
                                            ----------      ----------
Cash and Cash Equivalents at End of Period  $  215,873      $   31,628
                                            ==========      ==========
Supplemental Disclosures:
 Interest Paid                              $      555      $        -

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Six Months Ended June 30, 2010
                              (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
US Highland, Inc. was originally formed as a Limited Liability Company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the state of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. is a recreational power sports OEM, developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

Cash and Cash Equivalents
The Company considers liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

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

Note 4 - Significant Cash and/or Stock Based Acquisitions of Assets

In three separate transactions involving cash and/or stock, the Company acquired $400,000 in finished goods inventory from RSGA International, Inc., $1 million in components and finished goods inventory from ATK of Oklahoma, Inc., and - - - intellectual property from the Highland Group AB (the Swedish company which caused US Highland, Inc.

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

OPERATING ACTIVITIES

During the second quarter of 2010, the Company used $(176,893) of cash equivalent, including various acquisitions of assets in partial cash and partial stock transactions, in operating activities.

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

Net Income:
Net income for the period is $86,643, which is higher than expected for the period. The Company expects to generate most of its 2010 revenues near year end after production startup.

Operating Expenses:
Operating expenses for the period total $334,388. Operating expenses are anticipated to increase at a much slower rate than cost of goods sold proportional to revenues from manufacturing operations.

Comparison of Balance Sheet for June, 30, 2010 and December 31, 2009 as it pertains to Capital and Liquidity.

Cash and Equivalents:
At the end of the period, the Company had $215,873 in cash; however, immediately after the period ended the Company received $762,404 in cash from the sale of restricted stock in a private offering. The Company also has $3,541,342 in inventory.

Accounts Receivable:
The Company has total receivables of $35,061.

Total Current Liabilities:
The Company has total current liabilities of $146,344.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/Bengt Andersson
-------------------------
Chief Executive Officer                         Dated:  June 10, 2011

/s/Christer Wagenius
 -------------------------
Chief Financial Officer                         Dated:  June 10, 2011