Form 10-Q/A
period 2010-09-30
US Highland, Inc.
filed 2011-06-10
CIK 1381871

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended September 30, 2010 -OR-
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _______ to ________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]        Non-accelerated filed [ ]
Accelerated filer   [ ]            Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of September 30, 2010: 21,462,500 shares.

                           US Highland, Inc.
                               FORM 10-Q
             For the quarterly period ended September 30, 2010
                                 INDEX

                                                             Page
                                                             ----

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      16
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        19
Item 4. Controls and Procedures                               19

            PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    21
Item 1A. Risk Factors                                         21
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        21
Item 3.  Defaults upon Senior Securities                      21
Item 4.  Removed and Reserved						  21
Item 5.  Other Information                                    21
Item 6.  Exhibits                                             21

SIGNATURES

PART I
Item I - Financial Statements

				    US Highland, Inc.
					Balance Sheet
September 30, 2010 and 2009

                                       9/30/10         9/30/09
                                      ---------       ---------
                                      (Unaudited)    (Unaudited)
					ASSETS
Current Assets:
  Cash                               $        -       $   45,864
  Accounts Receivable                   171,324          120,932
  Inventory                           3,881,522                -
  Prepaid Assets                         42,000                -
                                     ----------       ----------
                                      4,094,846          166,796
                                     ----------       ----------
Property and Equipment:
  Vehicle                                57,420            4,450
  Furniture and Fixtures                 42,923           43,297
  Tooling                               352,976                -
  Production Equipment                    4,806                -
  Leasehold Improvements                204,143                -
  Accumulated Depreciation               (9,044)               -
                                     ----------       ----------
                                        653,224           47,747
                                     ----------       ----------
Other Assets:
 Long-term Notes Receivable             250,030                -
 Goodwill                               164,820                -
 Accumulated Amortization                (8,241)               -
 Deposits                                 2,005            1,102
                                     ----------       ----------
                                        406,614            1,102
                                     ----------       ----------
     Total Assets                    $5,156,684       $  215,645
                                     ==========       ==========

                  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable                   $  483,067       $  227,233
  Current Portion of Long-Term Debt       8,870                -
  Escrow Account                         25,000              600
  Accrued Liabilities                   121,663            1,783
                                     ----------       ----------
Total Current Liabilities               638,600          229,616
                                     ----------       ----------
Long-term Liabilities:
  Notes Payable                          25,090                -
  Long-Term Debt                         19,915           36,670
                                     ----------       ----------
Total Long Term Debt                     28,785           36,670
                                     ----------       ----------

Deferred Income Taxes                     8,386                -
                                     ----------       ----------
Total Liabilities                       691,991          266,286
                                     ----------       ----------
Stockholders' Equity:
  Common Stock, 100 million shares
   Authorized, par $0.01, 21,449,560
   Issued and outstanding 1,000,000
   Issued for 2009                      214,496           10,000
  Paid in Capital                     5,182,960          115,245
  Retained Earnings                     (48,763)        (175,886)
  Treasury Stock                       (884,000)               -
                                     ----------       ----------
  Total Stockholders' Equity          4,464,693          (50,641)
                                     ----------       ----------
Total Liabilities and Stockholders
 Equity                              $5,156,684       $  215,645
                                     ==========       ==========


               The accompanying notes are an integral
                part of these financial statements

                             US Highland Inc.
            Statements of Operations and Retained Earnings
          For the Periods Ended September 30, 2010 and 2009

                              Three Months Ended        Nine Months Ended
                             09/30/10    09/30/09      09/30/10    09/30/09
                             --------    --------      --------    --------
		                (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
Revenue:
 Sales                      $ 151,650    $  85,511   $1,408,280    $ 160,346
 Cost of Goods Sold           (93,166)        (896)    (345,810)        (896)
				    ---------    ---------   ----------    ---------
 Gross Profit                  58,484       84,615    1,062,470      159,450
				    ---------    ---------   ----------    ---------
Operating Expenses:
 General and Administrative   441,485       83,204      812,090      189,319
 Racing                         4,935       56,782        6,051      101,312
 Research and Development          83          460          151       15,849
 Selling                       55,301       27,621      255,087       27,621
 Depreciation                   3,876            -        3,876            -
 Amortization                   8,241            -        8,241            -
                            ---------    ---------   ----------    ---------
  Total Operating Expenses    513,921      168,067    1,085,496      334,101
                            ---------    ---------   ----------    ---------
 Operating Income            (455,437)     (83,452)     (23,026)    (174,651)
                            ---------    ---------   ----------    ---------
Other Income (Expense):
 Sale of Asset                 21,500            -       21,500            -
 Cost of Asset Sold           (25,090)           -      (25,090)           -
 Salvage and Rental Income      5,435            -        5,434            -
 Interest Income                    9           15          185           20
 Interest Expense              (2,369)        (814)      (3,504)      (1,255)
                            ---------    ---------   ----------    ---------
Total Other Income (Expense)     (515)        (799)      (1,474)      (1,235)
                            ---------    ---------   ----------    ---------
Income before Provision
For Income Taxes             (455,952)     (84,251)     (24,500)    (175,886)
Provision for Income Taxes          -            -            -            -
                            ---------    ---------   ----------    ---------
      Net Income             (455,952)     (84,251)     (24,500)    (175,886)
Retained Earnings,
 Beginning of Period          407,189      (91,635)      48,487            -
                            ---------    ---------   ----------    ---------
Retained Earnings,
 End of Period              $ (48,763)   $(175,886)      23,987     (175,886)
				    =========    =========   ==========    =========

                The accompanying notes are an integral
                 part of these financial statements

                          US Highland Inc.
                       Statement of Cash Flows
            For the Periods Ended September 30, 2010 and 2009

                                               09/30/10     09/30/09
                                               --------     --------
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                             $(455,952)     $ (84,251)
Adjustments to reconcile Net Income (Loss)
To net cash provided by (used in)
 Operating activities
Depreciation                                      3,876              -
Amortization                                      8,241              -
(Increase) decrease in accounts Receivable     (136,263)       (25,135)
(Increase) decrease in inventories             (340,180)             -
(Increase) decrease in prepaid assets           (42,000)             -
Increase (decrease) in accounts payable         355,587        159,604
                                             ----------      ---------
Net Cash Provided by (Used in) Operating
Activities                                     (606,691)        50,218
                                             ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Property and equipment purchases               (10,601)       (47,747)
                                             ----------      ---------
Net Cash Provided by (Used in) Investing
 activities                                     (10,601)       (47,747)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                            750              -
Proceeds from Lone-term debt                          -         36,670
Proceeds from related party notes                25,090              -
Repayment of long-term debt                      (1,791)             -
Adjustment to Paid In Capital                 1,152,678              -
                                             ----------     ----------
Net Cash Provided by (Used In) Financing
Activities                                    1,176,727         36,670
                                             ----------     ----------
Net Increase (Decrease) In Cash and
Cash Equivalents                                559,435         39,141
                                             ----------     ----------
Cash and Cash Equivalents Beginning of
Period                                          392,766              -
Cash and Cash Equivalents End of Period      $        -     $   45,864
                                             ==========     ==========
Supplemental Disclosures:
Interest Paid                                $    2,369     $      814

               The accompanying notes are an integral
                 part of these financial statements

                            US Highland, Inc.
                       Notes to Financial Statements
           For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
           For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
           For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
          For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

                            US Highland, Inc.
                       Notes to Financial Statements
         For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

Note 4 - Significant Cash and/or Stock Based Acquisitions of Assets

In three separate transactions involving cash and/or stock, the Company acquired $400,000 in finished goods inventory from RSGA International, Inc., $1 million in components and finished goods inventory from ATK of Oklahoma, Inc., and intellectual property from the Highland Group AB (the Swedish company which caused US Highland, Inc.

                            US Highland, Inc.
                       Notes to Financial Statements
                For The Three and Nine Months Ended September 30, 2010
                              (Unaudited)

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

OPERATING ACTIVITIES
--------------------
During the third quarter of 2010, the Company used $166,669 of cash equivalent, including various acquisitions of assets in partial cash and partial stock transactions, in operating activities.

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

Results of Operations for the three months ended September 30, 2010 and
2009

Revenues:
During this quarter, the Company has total revenues of $151,650.

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

Cost of Goods Sold:
Cost of goods sold for the period was $93,166. As the Company completes its production ramp activities and commences selling its manufactured products, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Net Loss:
Net loss for the period is $(455,952), which is higher than expected for the period. The Company expects to generate most of its 2010 revenues near year end after production startup.

Operating Expenses:
Operating expenses for the period total $513,921. Operating expenses are anticipated to increase at a much slower rate than cost of goods sold proportional to revenues from manufacturing operations.

Results of Operations for the nine months ended September 30, 2010 and
2009

Revenues:
During this quarter, the Company has total revenues of $1,408,280.

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

Cost of Goods Sold:
Cost of goods sold for the period was $345,810. As the Company completes its production ramp activities and commences selling its manufactured products, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Net Loss:
Net loss for the period is $(455,952), which is higher than expected for the period. The Company expects to generate most of its 2010 revenues near year end after production startup.

Operating Expenses:
Operating expenses for the period total $1,085,496. Operating expenses are anticipated to increase at a much slower rate than cost of goods sold proportional to revenues from manufacturing operations.

Comparison of Balance Sheet for September, 30, 2010 and 2009 as it pertains to Capital and Liquidity.

Cash and Equivalents:
At the end of the period, the Company had $392,766 in cash.  The
Company also has 3,881,522 in inventory.

Accounts Receivable:
The Company has total receivables of $171,324.

Total Current Liabilities:
The Company has total current liabilities of $638,600.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/Bengt Andersson
-------------------------
Bengt Andersson
Chief Executive Officer                       Dated: June 10, 2011


/s/Christer Wagenius
-------------------------
Christer Wagenius
Chief Financial Officer                       Dated: June 10, 2011