Form 10-K
period 2010-12-31
US Highland, Inc.
filed 2011-09-12
CIK 1381871

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010 OR

[ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THESECURITIES EXCHANGE ACT OF 1934For the transition period from     to

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No [ ]

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

[ ] Large accelerated filer     [ ] Accelerated filer
[ ] Non-accelerated filer       [ ] Smaller reporting company [x]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of September 9, 2011 was 21,462,500 shares of its $.01 par value common stock. No stock.

No documents are incorporated into the text by reference.

                            US Highland, Inc.
                               Form 10-K
               For the Fiscal Year Ended December 31, 2010
                          Table of Contents

                                Part I
ITEM 1.  BUSINESS                                               5
ITEM 1A. RISK FACTORS                                          10
ITEM 1B. UNRESOLVED STAFF COMMENTS                             10
ITEM 2.  PROPERTIES                                            10
ITEM 3.  LEGAL PROCEEDINGS                                     10
ITEM 4.  (REMOVED AND RESERVED)                                11

                                Part II
ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                  12
ITEM 6.  SELECTED FINANCIAL DATA                               12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK                                                 15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           16
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                  30
ITEM 9A. CONTROLS AND PROCEDURES                               31
ITEM 9B. OTHER INFORMATION                                     31

                               Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
           CONTROL PERSONS AND CORPORATE GOVERANCE;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT   32
ITEM 11.  EXECUTIVE COMPENSATION                               34
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS     35
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                               35
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                35

                               Part IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES              37

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

On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name US Highland, Inc. On November 29, 2006, articles of amendment to the certificate of incorporation increased the authorized common shares to 100,000,000 with a par value of $0.01 per share.

On January 25, 2010, Articles of Merger were filed with the state of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. Pursuant to the Articles of Merger, the name of the corporation was changed from Harcom Productions, Inc. to US Highland, Inc.

Prior Operations
----------------
Prior to January 25, 2010, the registrant offered professional consulting in Music-on-Hold and messaging services as well some equipment sales and consultation services for commercial clients.

Subsequent to the merger with U.S. Highland, Inc., an Oklahoma corporation, the registrant no longer pursued its prior business plan. As a result, the registrant entered into an Asset Purchase Agreement with Shane Harwell, an officer and director of the Registrant. Pursuant to the Asset Purchase Agreement dated December 21, 2009, the registrant sold all rights, title and interest to the Purchased Assets to Mr. Harwell for the consideration of 950,000 common shares. The 950,000 common shares consisted of 468,750 common shares directly held by Mr. Harwell, 468,750 common shares acquired by Mr. Harwell from Susan Harwell, his wife and 12,500 common shares acquired by Mr. Harwell from Charles Harwell, his father for nominal amounts.

Current Corporate Operations
----------------------------
US Highland moved its manufacturing equipment and tooling to the United States from Sweden and is currently preparing to launch manufacturing of its products in Tulsa, Oklahoma. US Highland requires the services of many manufacturing subcontractors, as is typical for the industry. US Highland is currently operating from multiple locations in and around Tulsa and is in the process of consolidating to a larger location.

US Highland's business development strategy includes:

   - Multinational Business Model. US Highland will manufacture in the United States utilizing engineering and technology developed in Sweden. Us Highland will manufacture for its own use and OEM contracts.

   - Acquisitions. US Highland's purpose in becoming a public company is to raise additional capital:
          1) to ramp up production levels,
          2) to launch marketing in the US and Europe, and
          3) to fund strategic acquisitions to offer enhanced share value for US Highland shareholders.
   - OEM Manufacturing. Highland will develop license and manufacture power plants and other OEM transactions, and will utilize co-branding and co-marketing activities to further its business development objectives.
   - Road Shows. US Highland will utilize road shows to promote its stock, brand, and products.
   - Media Promotions. US Highland will fully employ both traditional and innovative marketing venues to advertise, promote, and drive Highland brand awareness utilizing the following:
   -  Internet promotions
   - Trade shows and events, including the Indianapolis Dealer Expo and others
   -  Trade publication advertisements
   -  Trade publication editorials and product reviews
   -  Trade and Business Wire press releases
   -  Marketing collateral
   - Highland Pro Race Team. US Highland will attract media attention with the Highland Pro Race Team at high profile race events.
   - Dealer Network Building and Mass Customization. US Highland will market direct to qualified high end dealers to build and develop the Highland dealer network.

Products
--------
US Highland products include single and twin cylinder engines, motorcycles and ATV's.

Single and Twin Cylinder Engines
Highland has two powerful engine platforms, including its single cylinder 250-550cc engines and its two cylinder v-twin 750-1150cc engines. These engines were developed in Highland's active race program. US Highland proprietary power plants are lightweight, high horsepower, and fuel injected. Highland engines also use the proprietary and patent pending Highland throttle body, which delivers smooth, linearly proportional throttle response unlike conventional systems that deliver uneven throttle response.

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

Industry Analysis
Market data for the motorcycle industry shows that the industry is down in most market segments, illustrating generally poor expected performance of the powersports industry during 2010.

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

The seasonality of the off-road business has traditionally resulted in stocking orders for next year products in the months of August or September; however, current economic conditions are likely to delay and spread out these orders in 2010-2011.

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

Dual Sport Market
2010 data indicates a drop in this segment. Highland motorcycles are dual purpose ready.

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

Motorcycle Dealer Analysis
JD Powers & Associates Surveys from 2010 and 2009 indicate that the largest challenge that faced the dealers in 2010 was lack of financing for inventory flooring and for consumer purchases, pointing to a significant opportunity for those OEMs capable of either offering financing or facilitating financing for dealers and/or consumers. This situation is likely to remain the same or even worsen in 2011.

To match this broadly evidenced market need, Highland may offer through its dealer network special financing facilities designed to enable qualifying customers the opportunity to ride Highland. These programs will be marketed and promoted with specific dealer training focused on helping them create sales through their established customer base.

Pricing Analysis
As indicated in the above section, purchasing is largely dependent on consumer ability to acquire financing or credit. Off-road and Dual-sport unit pricing ranges significantly from the low end Chinese import "disposable" market to primary global brands. Off-brand bikes receive little to no credit program support while the large brands offer factory and dealer backed financing.

Sales
Highland targets premium, high performance motorcycles and ATVs. Sales through established dealer networks are critical to any power sports company success. Highland has established relationships with dealerships nationwide. A survey of dealer interests and constraints was conducted. From this survey, it is clear that dealers are laboring with three primary concerns:

Record Level Inventories
Flooring Costs
Reduced Credit Facilities

Highland has established a sales model designed specifically to directly answer the concerns of the current market and facilitate sales to our top tier customers.

Business Development
--------------------
Relationships with Other Manufacturers

Highland and its executives have a long history with other powersports OEMs. As a technology provider, Highland is often perceived to be a supplier rather than a competitor to other manufacturers.

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

Strategic Location
-------------------
Tulsa, Oklahoma
Highland's professional race team has been managed near Tulsa, Oklahoma for the past two years. The registrant has strategically relocated the manufacturing and distribution portions of the business to Tulsa, retaining product development and engineering activities in Sweden.

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

Manufacturing Management
------------------------
A significant percentage of the overall budget of Highland each year is used to support manufacturing operations, either for new product development prototyping or volume production, competent management is essential. Highland's manufacturing managers have extensive experience in lean manufacturing as practiced in the Toyota Production System, quality assurance, MRP/ERP, Six Sigma, costing system optimization, and the various other disciplines required to operate a lean, profitable, and responsive manufacturing operation.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant's principle executive offices are located at 17424 South Union, Mounds, OK 74047. The registrant's primary phone number is 918-296-9799. Current manufacturing operations include 18,000 square feet for general manufacturing, CNC machining, and final assembly, 5,000 square feet for welding, painting, and machining operations, and 10,000 square feet for administration.

ITEM 3.  LEGAL PROCEEDINGS.

In December 2010, NCCI, LLC filed a lawsuit against the registrant in the District Court in and for Tulsa County, state of Oklahoma. NCCI claimed that the lease payment for the registrant's leased facility was 15 days declaring breach and default of lease.

The registrant filed a countersuit in December 31, 2010, case number CJ-2010-8297 against NCCI, LLC relating to the disputed amount.

ITEM 4.  (REMOVED AND RESERVED)

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

         Quarter Ended                 High Bid             Low Bid

             3/31/09                     .05                   .02
             6/30/09                     .80                   .02
             9/30/09                     .79                   .79
            12/31/09                     .79                   .79

             3/31/10                    4.00                   .79
             6/30/10                    2.00                  1.14
             9/30/10                    1.90                   .75
            12/31/10                    1.25                   .10

b) Holders. At August 29, 2011, there were approximately 60 shareholders of the registrant.

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

    Item 5(b) Use of Proceeds.  Not applicable.

    Item 5(c) Purchases) Purchases of Equity Securities by the issuer and affiliated purchasers. None.

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

Forward-Looking Statements
Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "should," "could," "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in economic conditions, legislative/regulatory changes, and the availability of capital, interest rates, and the competitive environment. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this annual report on Form 10-K. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The registrant does not undertake to update, revise or correct any forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------

OVERVIEW
Our principal sources of liquidity are our ability to obtain ongoing equity investment, existing cash, cash generated by our operations, and our ability to borrow cash when needed from a number of related parties.

Our principal uses of liquidity are funding growth opportunities and paying the costs and expenses associated with our operations.

The registrant experienced significant growth in assets during the first quarter of 2010, in a combination of components inventory, finished goods inventory, and intellectual property.

In April 2010, the registrant received approximately $762,404 in a private offering, substantially increasing the Company's cash reserves.

The registrant has not established any lines of credit with any banks. In the event a supplier or lender requires additional credit to obtain small equipment or other business supplies, collateralization of assets or corporate guaranty can be utilized to accomplish the purchase.

OPERATING ACTIVITIES
--------------------
During the year ended December 31, 2010, the registrant used $(381,403) of cash equivalent, including various acquisitions of assets in partial cash and partial stock transactions, in operating activities.

In the opinion of management, it is not useful to provide an analysis or comparison of the results of prior years as the registrant has materially changed its business plan and operations from prior years to recreational powersports from operations unrelated to recreational powersports, resulting in entirely new financial performance characteristics. The registrant's revenues are much better than management expectations, primarily derived from engineering development and business development activities. The registrant will continue to develop revenue from similar activities and plans on supplementing engineering development and business development revenues with revenues from manufacturing operations later this year.

Results of Operations for the year ended December 31, 2010

Revenues:
During the year ended December 31, 2010, the registrant had total revenues of $1,519,354.

Historically through its association with the Swedish company, Highland Group AB, the registrant has generated revenues from engineering development and business development activities. These activities are likely to continue to remain a source of revenues for the registrant as they shift from primarily development activities to OEM manufacturing. In addition to revenues generated from manufacturing, sales of the registrant's motorcycles, and quads, are planned for formal production startup in 2012 after the production ramp up is complete.

Cost of Goods Sold:
Cost of goods sold for the year was $3,184,474 resulting in a gross loss of $1,665,120. As the registrant completes its production ramp activities and commences selling its manufactured products, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Net Loss:
Net loss for the period is $3,273,222, which is higher than expected for the period.

Operating Expenses:
Operating expenses for the period total $1,338,876. Operating expenses are anticipated to increase at a much slower rate than cost of goods sold proportional to revenues from manufacturing operations.

Comparison of Balance Sheet for December 31, 2010 as it pertains to Capital and Liquidity.

Cash and Equivalents:
At the end of the year, the registrant had $381,403 in cash equivalents. The registrant also had $1,032,414 in inventory.

Accounts Receivable:
The registrant had total receivables of $169,896.

Total Current Liabilities:
The registrant has total current liabilities of $571,282.

Off-balance sheet arrangements:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            US Highland, Inc.
                    formerly Harcom Productions, Inc.
                    Index to the Financial Statements

Report of Independent Registered Public Accounting Firm           17
Financial Statements of US Highlands, Inc.:
  Balance Sheets as of December 31, 2010 and 2009                 18
  Statements of Operations for the Year
   Ended December 31, 2010 and 2009                               19
  Statements of Stockholders' Equity (Deficit) For
   the Years Ended December 31, 2010 and 2009                     20
  Statements of Cash Flows for the Years Ended
    December 31, 2010 and 2009                                    22
  Notes to Financial Statements                                   23

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
US Highland, Inc.
Tulsa, Oklahoma

To the Board of Directors:

We have audited the accompanying consolidated balance sheets of US Highlands, Inc. for the year ended December 31, 2010 2009, and the related statements of operations, shareholders' equity, and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Highland, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hood Sutton Robinson & Freeman, CPAs, P.C.
   -------------------------
Certified Public Accountants

August 31, 2011
Tulsa, Oklahoma

				    US Highland, Inc.
					Balance Sheet
                           December 31, 2010 and 2009

                                             12/31/10       12/31/09
                                             --------       --------
					ASSETS
Current Assets:
  Cash                                      $   11,963       $  392,766
  Accounts Receivable                          169,896          116,043
  Inventory                                  1,032,414        4,254,582
  Prepaid Expense                               18,536                -
                                            ----------       ----------
      Total Current Assets                   1,232,809        4,763,391
                                            ----------       ----------
Property and Equipment:
  Vehicle                                       39,855           20,750
  Furniture and Fixtures                        46,303           43,297
  Tooling                                      353,065          300,000
  Production Equipment                           4,806                -
  Leasehold Improvements                       204,255                -
                                            ----------       ----------
                                               648,284          364,047
  Less Accumulated Depreciation                 21,366            5,108
                                            ----------       ----------
    Net Fixed Assets                           626,918          358,879
                                            ----------       ----------
Other Assets:
 Deferred Tax Assets                         1,384,607                -
 Goodwill                                      143,820          143,820
 Deposits                                        2,086            1,102
                                            ----------       ----------
    Total Other Assets                       1,530,513          144,922
                                            ----------       ----------
     Total Assets                           $3,390,240       $5,267,192
                                            ==========       ==========

                  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable                          $  459,666       $  264,097
  Notes Payable                                 10,000                -
  Current Portion of Long-Term Debt              9,000            8,400
  Escrow Account                                25,000                -
  Accrued Liabilities                           41,183            2,754
                                            ----------       ----------
      Total Current Liabilities                544,849          275,251
                                            ----------       ----------
Long-term Liabilities:
  Long-Term Debt                                27,047           34,707
                                            ----------       ----------
                                                27,047           34,707
  Less Current Maturities of Long-Term Debt      9,000            8,400
                                            ----------       ----------
      Total Long Term Debt                      18,047           26,307
                                            ----------       ----------

Deferred Income Taxes                                -            8,386
                                            ----------       ----------
   Total Liabilities                           562,896          309,994
                                            ----------       ----------
Stockholders' Equity:
  Common Stock, 100 million shares
   Authorized, par $0.01, issued and outstanding
   22,513,178 and 10,000,000 for 2010 and
    2009 respectively                          225,132          100,000
   Issued and outstanding
  Paid in Capital                            5,737,552        4,810,147
  Retained Earnings (Deficit)               (2,251,340)          47,099
                                            ----------       ----------
                                             3,711,344        4,957,248
  Less Treasury Stock, 2 million shares at
   Cost                                        884,000                -
                                            ----------       ----------
  Total Stockholders' Equity                 2,827,344        4,957,248
                                            ----------       ----------
Total Liabilities and Stockholders
 Equity                                     $3,390,240       $5,267,192
                                            ==========	 ==========


               The accompanying notes are an integral
                part of these financial statements

                             US Highland Inc.
            Statements of Operations and Retained Earnings
               For the Year Ended December 31, 2010 and 2009


                                          2010             2009
                                          ----             ----
Revenue:
 Sales                                $ 1,519,354     $  454,182
 Cost of Goods Sold                       383,805              -
                                      -----------     ----------
 Gross Profit                           1,135,549        454,182
                                      -----------     ----------
Operating Expenses:
 General and Administrative             1,015,134        269,484
 Inventory Write Down for Obsolesce     2,800,669              -
 Racing                                    39,477        102,031
 Research and Development                  10,152         15,852
 Selling                                  157,795          3,500
 Depreciation                              16,198          5,168
                                      -----------     ----------
  Total Operating Expenses              4,557,635        396,035
                                      -----------     ----------
 Operating Income (Loss)               (3,422,086)        58,147
                                      -----------     ----------
Other Income (Expense):
 Net Gain or (Loss) on Asset Sale         (20,031)             -
 Salvage and Rental Income                  7,436              -
 Other expense                             (2,661)             -
 Bad Debt                                (250,030)             -
 Interest Income                              194             92
 Interest Expense                          (4,254)             -
                                      -----------     ----------
   Total Other Income (Expense)          (269,345)            92
                                      -----------     ----------
Income before Provision
 for Income Taxes                      (3,691,432)        58,239
Benefit (Provision) for Income Taxes    1,392,993        (11,140)
                                      -----------     ----------
      Net Income (Loss)               $(2,298,439)        47,099

                The accompanying notes are an integral
                 part of these financial statements

                         US Highland, Inc.
                    Statement of Stockholders' Equity
                 For the Years Ended December 31, 2010 and 2009

                              Common Stock                     Retained
					------------       Additional      Earnings
                            Shares   Amounts  Paid-in Capital   (Deficit)     Total
                            ----------------- ----------------  -------       -----
Balance at
 December 31, 2009
Issued During Year       10,000,000  $100,000    $4,810,149   $         -  $ 4,910,149
To Acquire Assets
2009 Net Income							        $    47,099  $    47,099
                         ==========  ========    ==========   ===========  ===========
                         10,000,000  $100,000    $4,810,149   $    47,089  $ 4,957,248

Shares Issued During
 Year for:
  Cash                      525,746     5,257       650,897                    656,155
  Compensation            3,832,678    38,327       142,892                    181,219
  Services                3,998,050    39,981         2,025                     42,006
  Acquisition of Assets     398,333     3,983           784                      4,767
  Conversion of Loan        560,000     5,600           400                      6,000
  Settlement of Debt      3,198,371    31,984       130,405                    162,389
   2 million shares
   reacquired and held
   as treasury stock
   at cost                                                                    (884,000)
Net loss 2010                     -         -             -    (2,298,439)  (2,298,439)
                         ----------  --------    ----------   -----------  -----------
Balance at
 December 31, 2010       22,513,178  $225,132    $5,737,552   $(2,251,340) $(2,827,344)

              The accompanying notes are an integral part
                    of these financial statements

                          US Highland Inc.
                       Statement of Cash Flows
                For the Year Ended December 31, 2010 and 2009

                                                2010         2009
                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                           $(2,298,439)   $   47,099
Adjustments to reconcile Net Income (Loss)
To net cash provided by (used in)
 Operating activities
Depreciation                                     16,198         5,168
Deferred income taxes                        (1,392,993)        8,386
 (Increase) decrease in accounts receivable     (53,253)            -
(Increase) decrease in inventories            2,743,905        (1,582)
(Increase) decrease in prepaid assets           (18,536)            -
(Increase) decrease in Deposits                    (984)       (1,102)
Increase (decrease) in accounts payable         195,569        10,979
 Increase (decrease) in Escrow Account           25,000             -
 Increase (decrease) in income taxes payable          -         2,754
Increase (decrease) in accrued liabilities       38,429             -
                                            -----------    ----------
Net Cash Provided by (Used in)Operating
 Activities                                    (745,104)       71,702
                                            -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for the purchase of property and
  Equipment                                    (284,194)      (27,377)
Cash paid for the purchase of Investments      (143,820)            -
                                            -----------    ----------
Net Cash Used in Investing
 activities                                    (284,194)     (171,197)
                                            -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                       656,155       357,149
 Repayment of long-term debt                     (7,660)       (1,963)
 Proceeds from short-term debt                        -       137,075
                                            -----------    ----------
Net Cash Provided by Financing
Activities                                      648,495       492,261
                                            -----------    ----------
Net Increase (Decrease) In Cash and
Cash Equivalents                               (380,803)      392,766
                                            -----------    ----------
Cash and Cash Equivalents Beginning of
  Period                                    $   392,766             -
 Cash and Cash Equivalents End of Period         11,963       392,766
                                            ===========    ==========
Supplemental Disclosures:
 Interest Paid                              $     4,254             -

               The accompanying notes are an integral
                 part of these financial statements

                            US Highland, Inc.
                       Notes to Financial Statements
                    For The Years Ended December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies

On July 1, 2009 the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("ASC") the single source of authoritative non-government U.S. generally accepted principals ("GAAP"), except for rules and interpretative releases of the Securities and Exchange Commission ("SEC") which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC literature not included in the ASC is non-authoritative. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company's financial statements.

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

Income Taxes
In 2007 The Company had completed its conversion to a C-Corporation under the laws of the state of Oklahoma. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Income taxes are accounted for in accordance with ASC 740. Income taxes under ASC 740 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Allowance for Doubtful Accounts
It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability. At present US Highland, Inc. management does not feel that there are any doubtful accounts.

                            US Highland, Inc.
                       Notes to Financial Statements
                    For The Years Ended December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (continued)

Revenue Recognition
For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after September 15, 2003.

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

Cost of Goods Sold
Cost of Goods Sold include all direct equipment, amortization, material, shipping costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and

                            US Highland, Inc.
                       Notes to Financial Statements
                    For The Years Ended December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (continued)

administrative costs are charged to expenses as incurred. Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income that are recognized in the period in which the revisions are determined.

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

Advertising
The Company expenses advertising costs as incurred. Such costs totaled approximately $4,400 and $0 for 2010 and 2009, respectively.

Stock-Based Compensation:
The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation". ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Use of Estimates
The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Long-Lived Assets
Equipment is stated at cost and depreciated, using the straight line method, over a useful life of 7 years. Depreciation expense was $16,198 and $5,168 for 2010 and 2009 respectively.

Expenditures for maintenance and repairs are charged to operating expenses as incurred. When equipment is retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

                            US Highland, Inc.
                       Notes to Financial Statements
                    For The Years Ended December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (continued)

Management assesses the recoverability of equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

New Accounting Standards
Recent Accounting Pronouncements
In August 2010, the FASB issued Accounting Standards Update No. 2010-22, "Accounting for Various Topics". ASU 2010-22 addresses technical corrections to various SEC paragraphs. The Company is currently evaluating the effect that ASU 2010-22 will have on its financial statements.

In August 2010, the FASB issued Accounting Standards Update No. 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is currently evaluating the effect that ASU 2010-21 will have on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) as an update to the April 2009 FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of ASU No. 2010-06 or FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In January 2010, the FASB issued Accounting Standards Update No. 2010-05, "Compensation - Stock Compensation (Topic 718)". ASU 2010-05 addresses escrowed share arrangements and the presumption of compensation. The Company does not have escrowed share arrangements and therefore does not expect the adoption of ASU 2010-05 to have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140" ("SFAS No. 166"). SFAS No. 166 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 166 improves the comparability of information that a reporting

                            US Highland, Inc.
                       Notes to Financial Statements
              For The Years Ended December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (continued)

entity provides regarding transfers of financial assets and the effects on its financial statements. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification (tm) and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted SFAS No. 168, which has no effect on the Company's financial statements as it is for disclosure purposes only.

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted the new disclosure requirements in our financial statements and do not expect it to have a material effect on our financial statements.

Reclassification
Certain reclassifications may have been made in prior years' financial statements to conform to classifications used in the current year.

Note 2 - Going Concern and Management's Plan

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company incurred a net loss of $2,298,439 in 2010 which increased the accumulated deficit to $2,251,340 at December 31, 2010. This raises substantial doubt about the Company's ability to continue as a going concern. Management believes that adequate funding will be available to the Company to support its operations through continuing investments of equity by qualified investors, internally generated working capital and monetization of intellectual property assets.

                            US Highland, Inc.
                       Notes to Financial Statements
               For The Years Ended December 31, 2010 and 2009

Note 2 - Going Concern and Management's Plan - Continued

The Company is currently completing the process for establishing a new board of directors and hiring new management group to overcome the set back caused by the tragic death of three members of its management team in July 2010. The new management group has plans to raise additional capital through the sale of Company stock and seeking loans from other sources, both within and without the Company.

Note 3 - Long-term Debt

At December 31, 2010 and 2009, long-term debt was comprised of the following:

                                                   2010          2009
                                                   ----          ----
Installment note payable to Security Bank,
  due $877 monthly, including interest at
  6.8%, maturing September 1, 2013               $ 27,047     $ 34,707
Less estimated current maturities                   9,000        8,400
                                                 --------     --------
                                                 $ 18,047     $ 26,307


















The estimated current maturities for the three years subsequent to December 31, 2010 were

         2011     $ 9,000
         2012       9,600
         2013       8,447







Note 4 - Other Commitments and Contingencies

Lease Agreement

Current manufacturing operations and management facilities month to month lease expense is $8,500 monthly.

Note 5 - Significant Cash and/or Stock Based Acquisitions of Assets

In three separate transactions involving cash and/or stock:

On March 5, 2010 the Company acquired $400,000 in finished goods inventory from RSGA International, Inc., in a transaction in which the Company exchanged $60,000 cash and 100,000 shares of its common stock. The fair market value of the inventory was determined based on the cost of finished goods inventory at the time of the transaction.

On March 31, 2010 the Company acquired $1 million of components and finished goods inventory from ATK of Oklahoma, Inc. in a transaction in which the Company exchanged $171,770 in cash and 207,507 shares of its common stock. The fair market value of the components and finished goods inventory was determined based on the cost of the components and finished goods inventory at the time of the transaction.

The Company acquired intellectual property from the Highland Group AB, the Swedish company which caused US Highland, Inc.

                            US Highland, Inc.
                       Notes to Financial Statements
                    For The Years Ended December 31, 2010 and 2009

Note 5 - Significant Cash and/or Stock Based Acquisitions of Assets
(continued)
March 31, 2010 transaction with no compensation at time of acquisition with agreement that a future compensation would be mutually agreed upon based on a twelve month implementation technology
Acquisition value was management's opinion of salable forward looking value of intellectual property rights to be formed and from which US Highland, Inc. acquired assets, its brand name, and the US Highland product line). US Highland has decreased the inventory value of assets from their earlier valuation due to the decreased fair market value created by the 2010 distressed economy and its effect upon the company's true sale value of these assets.

Note 6 - Subsequent Event

The Company has evaluated subsequent events through the date of this filing.

With the loss of The Company's three key executives in July 2010 plane crash The Company was forced to slow down the manufacturing of products launch. Additional key management team along with additional capital will be procured before moving forward in full product manufacturing launch in 2011.

ITEM 9.  CONTROLS AND PROCEDURES

Bengt Andersson, chairman of the board, who was chief executive officer and chief financial officer during this reporting period, has concluded that the disclosure controls and procedures were not effective as of December 31, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The registrant had not filed its SEC filings since the third quarter of 2010. Management has only recently prepared and filed the required SEC reports. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management's Annual Report on Internal Control over Financial
Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed under the supervision of Bengt Andersson, chairman of the board, who was chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Mr. Hogue has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Mr. Andersson assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Bengt Andersson, chairman of the board, who was chief executive officer and chief financial officer, has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010. Based on that evaluation, Mr. Andersson, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 9A.  OTHER INFORMATION

None

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. Our executive officers and directors and their business experience follows:

Name and Age			Position                 Term

Bengt Andersson, 65           Chairman          January 2010 to present
                             CEO and CFO        December 2010

Resumes of Sole Director and Officer

Mr. Bengt Andersson ? Chairman, CEO and CFO
-------------------------------------------
Mr. Bengt Andersson is the former CEO of Husqvarna, a multi-national publicly traded conglomerate based in, producing premium products including utility vehicles, tractors, chainsaws, lawn mowers, pressure washers, and much more. During his tenure at Husqvarna, Mr. Andersson is credited with the turnaround of Husqvarna and the implementation of such venerable motorcycles as the 610 four stroke and an international race-winning platform.

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


Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2010.

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

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $1,000,000 in revenue we rely on our chief financial officer for our audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our sole director acts as our audit committee. The board has determined that the relationship of Bengt Andersson as both our company CEO, CFO and our audit committee financial expert is not detrimental to the registrant.

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

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our chief executive officer and chief financial officer and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2009 and 2010, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2009 and 2010, for services rendered in all capacities to us.

                       Summary Compensation Table

                                                                    Long Term Compensation
                       Annual Compensation                            Awards               Payouts
                                                        Other                  Securities            All
Name                                                   Annual Restricted      Underlying   LTIP     Other
and                                                    Compen-   Stock          Options/   Pay-    Compen-
Principal                       Salary        Bonus    sation    Awards          SARs      Outs    sation
Position                Year      ($)          ($)       ($)       ($)           (#)       ($)       ($)
Bengt Andersson        2010        -            -         -         -             -         -         -
CEO, CFO               2009        n/a         n/a       n/a       n/a           n/a       n/a       n/a

DIRECTOR COMPENSATION

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

The common shareholdings as of September 9, 2011 are shown below:

                                     Number of
Name and Address                    Common Shares        Percentage
----------------                    -------------        ----------
Lemon Tree Financial Group, LLC       3,219,300             15.0%
610 West Needles
Bixby, OK 74008

Boris Claesson                        1,311,421              6.1%
Isberga Sateri
SMALANDSSTENAR 333 91
Sweden

Ingemar Brorsson                      1,171,725              5.4%
Sallstorp 1
ULLARED 310 60
Sweden

Malfors Promote                       1,529,364              7.1%
PL 16, Skarpoborg
Vaxholm SE 185 91
Sweden

Bengt Andersson                         294,713              1.1%
Salita delle Ginestre
6900 Lugano
Switzerland

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
The registrant's board of directors consists of the above disclosed individual. Mr. Andersson is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2010, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $15,000 from Hood Sutton Robinson & Freeman CPAS., P.C. for the 2010 fiscal year. Such fees included work completed for our annual audits and for the review of our financial statements included in our Forms 10-Q.

Tax Fees.   We incurred aggregate tax fees and expenses of
approximately $2,000 from Hood, Sutton Robinson & Freeman CPAs P.C. for the 2010 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.  We did not incur any other fees from Hood Sutton
Robinson & CPAs., P.C. during fiscal 2010.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2010 and 2009 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Hood Sutton Robinson & Freeman CPAs P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                  Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (a) (1) List of

Financial statements included in Part II hereof
   Balance Sheet, December 31, 2010 and 2009
   Statement of Operations for the year ended December 31, 2010 and
    2009
   Statement of Stockholders' Equity for the year ended December 31,
    2010 and 2009
   Statement of Cash Flows for the year ended December 31, 2010
   Notes to the Financial Statements

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

Date:    September 9, 2011

US Highland, Inc.

/s/Bengt Andersson
------------------------------
By: Bengt Andersson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Bengt Andersson          CEO/Principal Financial   September 9, 2011
-------------------             Officer/Director
Bengt Andersson