Form 10-Q
period 2011-03-31
US Highland, Inc.
filed 2011-11-02
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2011

-OR-

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _______ to ________

Commission File Number       333-139685

US HIGHLAND, INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1556790
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17424 South Union Avenue, Mounds, OK	74047
(Address of principal executive offices)	(Zip Code)

918-296-9799

(Registrant’s telephone number, including area code)

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

Yes [ ] No [x]

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 1, 2011: 22,513,178 shares.

US Highland, Inc.

FORM 10-Q

For the quarterly period ended March 31, 2011

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosure About Market Risk	20
Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Removed and Reserved	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES

PART I

Item I – Financial Statements

US Highland Inc.

Balance Sheet

March 31, 2011 and 2010

	2011	2010
	(unaudited)	(unaudited)
Assets
Current assets:
Cash	$ 1,792	$ 11,963
Accounts receivable	169,896	169,896
Inventory	1,032,414	1,032,414
Prepaid expense	-	18,536
Total current assets	1,204,102	1,232,809
		=
Property and equipment:
Vehicle	39,855	39,855
Furniture and fixtures	46,303	46,303
Tooling	353,065	353,065
Production equipment	4,806	4,806
Leasehold improvements	204,255	204,255
Accumulated depreciation	(37,622)	(21,366)
Total fixed assets	610,663	626,918

Other assets:
Long-term notes receivable	-	-
Goodwill	143,820	143,820
Deposits	1,339	2,086
Total other assets	145,159	145,906

Total assets	$1,959,924	$2,005,633

US Highland Inc.

Balance Sheet (Continued)

March 31, 2011 and 2010

Liabilities and stockholders' Equity
Current liabilities:
Accounts payable	520,298	459,666
Current portion of long-term debt	9,021	8,920
Escrow account	25,000	25,000
Unearned revenue	20,000	-
Accrued liabilities	16,831	41,183
Total current liabilities	591,150	534,769

Long-term liabilities:
Notes payable	10,000	10,000
Long-term debt	17,307	18,127
Total long-term debt	27,307	28,127

Deferred income taxes	8,386	8,386

Total liabilities	626,843	571,282

Stockholders' Equity:
Common stock, 100 million shares authorized, par $0.01. 22,513,178 issued 2011. 20,519,926 issued 2010.	225,132	225,132
Paid in capital	5,737,552	5,737,552
Retained earnings	(3,743,603)	(3,644,333)
Treasury stock	(884,000)	(884,000)

Total stockholders' Equity	1,333,081	1,434,351

Total liabilities and stockholders' equity	$1,959,924	$2,005,633

The accompanying notes are an integral part of these financial statements

US Highlands Inc.

Statement of Operations and Retained Earnings

For the Periods Ended March 31, 2011 and 2010

	Three Months Ended
	3/31/11	3/31/10
	(unaudited)	(unaudited)
Revenue:
Sales	-	655,497
Cost of Goods Sold	-	113,825
Gross Profit	-	541,672

Operating Expense:
General and Administrative	85,949	191,483
Racing	-	50
Research and Development	-	-
Selling	-	118,407
Depreciation	16,256	-
Total Operating Expense	102,205	309,940

Operating Income	(102,205)	231,732

Other Income (Expense):
Net Gain or (Loss) on Asset Sale	-	-
Accrued Federal and State Tax	2,754	-
Interest Income	6	104
Interest Expense	(1,825)	(580)
Total Other Income (Expense)	935	(476)

Income Before Provision for Income Taxes	(101,270)	231,256

Provision for Income Taxes	-	87,315

Net Income	(101,270)	143,941

Retained Earnings
Beginning of Period	(3,644,333)	48,487
Retained Earnings
End of Period	(3,745,603)	192,428

The accompanying notes are an integral part of these financial statements

US Highland Inc.

Statement of Cash Flows

For the Periods Ended March 31, 2011 and 2010

	3/31/11	3/31/10
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	(101,270)	143,941

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,255	-
(Increase) decrease in accounts receivable	-	(264,918)
(Increase) decrease in inventories	-	758,221
(Increase) decrease in prepaid assets	18,535	-
Increase (decrease) in accounts payable	60,632	26,417
Increase (decrease) in income taxes payable	-	(33,911)
Increase (decrease) in accrued expenses	(4,352)	-

Net cash provided by (used in) operating activities:	(10,200)	629,750

Cash flows from investing activities:
Property and Equipment (purchases) dispositions	-	(44,317)
Goodwill Harcom (increase) decrease	-	(230,000)
(Increase) decrease in deposits	747	(1,025)
Increase (decrease) in escrow account	-	(21,000)
(Increase) decrease in long-term receivables	-	-
Net cash provided by (used in) investing activities	747	(296,342)

US Highland Inc.

Statement of Cash Flows (Continued)

For the Periods Ended March 31, 2011 and 2010

Cash flows from financing activities:
Issuance of common stock	-	(667,354)
Proceeds from long-term debt	-	(2,053)
Repayment of related party debt	-	-
Repayment of long-term debt	(718)	-
Additional paid-in capital	-	-
Treasury stock (purchase) sale	-	-
Net cash provided by (used in) financing activities	(718)	(669,40)7
Net increase in (decrease) in cash and cash equivalents	(10,171)	(335,999)

Cash and cash equivalents: beginning of period	11,963	393,366
Cash and cash equivalents: end of period	1,792	57,367

Supplemental disclosures:
Non-cash investing and financing activities interest paid	1,825	580

The accompanying notes are an integral part of the interim financial statements

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

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

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities− an interpretation of ARB No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non- controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

(b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

US Highland, Inc.

Notes to Financial Statements

For The Three Months Ended March 31, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

Note 3 - Other Commitments and Contingencies

Lease Agreement

Current manufacturing operations have been delayed.  The Company has no lease obligation at this time.

Note 4 – Subsequent Event

The Company has temporarily shut down its USA based manufacturing until appropriate working capital has been procured to insure the successful launch of the manufacturing operations.  This is due length of time required for the management reorganization required after the loss of key executives in a plane crash in July of 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The following Management’s Discussion and Analysis is intended to help the reader understand our company.  It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

Forward-Looking Statements

Historical results and trends should not be taken as an indication of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in economic conditions, legislative/regulatory changes, the availability of capital, interest rates, and the competitive environment. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company’s financial results, are included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and our ability to borrow cash or obtain equity investment when needed from a number of related parties.

Our principal uses of liquidity are paying the limited expenses incurred during management reorganization and launching of manufacturing.

Results of Operations For the Three Months Ended March 31, 2011

Net Loss:

Net loss for the three months ended March 31, 2011 is $101,270, which is higher than expected for the period.  The Company expects to begin generate consistent revenues in second quarter 2012 after production startup.

Operating Expenses:

Operating expenses for the period total $85,949.  Operating expenses are anticipated to be minimal until fourth quarter 2011 when full manufacturing ramp-up is anticipated to begin

Revenues:

During this quarter, the Company had no revenues.

Manufacturing of powerplants is planned for late 2011. This activity is expected to be a significant source of revenue. In addition to revenues generated from manufacturing of powerplants; manufacturing and sales of the Company’s motorcycles, quads, and other products, is planned for formal production startup in late 2012 after the powerplant production ramp up is complete.

Cost of Goods Sold:

Cost of goods sold for the period was $0.00.  As the Company completes its production ramp activities and commences selling its manufactured products as anticipated in 2012, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011.

Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities:

         None

ITEM 4  (Removed and Reserved)

ITEM 5  Other Information:

        None

ITEM 6.  Exhibits

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

/s/John Fitzpatrick

-------------------------

John Fitzpatrick

Chief Executive Officer

Chief Financial Officer

Dated: November 1, 2011