Form 10-Q
period 2011-06-30
US Highland, Inc.
filed 2011-11-08
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 7, 2011: 22,513,178 shares.

US Highland, Inc.

FORM 10-Q

For the quarterly period ended June 30, 2011

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Removed and Reserved	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

PART I

Item I – Financial Statements

US Highland Inc.

Balance Sheet

June 30, 2011 and 2010

	2011	2010
	(Unaudited)	(Unaudited)
Assets
Current Assets:
Cash	$ 348	$ 68,067
Accounts Receivable	169,896	35,061
Inventory	1,032,414	3,541,342
Prepaid Expense	-	14,075
Total Current Assets	1,202,658	3,658,545

Property and Equipment
Vehicle	-	20,750
Furniture and Fixtures	46,303	81,108
Tooling	353,065	350,415
Production Equipment	4,806	4,806
Leasehold Improvements	204,255	188,468
Accumulated Depreciation	(43,831)	(5,168)
Total Fixed Assets	564,598	640,379

Other Assets:
Long-term Notes Receivable	-	250,000
Goodwill	143,820	164,820
Deposits	1,339	2,005

Total Other Assets	145,159	416,825

Total Assets	$1,912,415 ========	$4,715,749 ========

The accompanying notes are an integral part of these financial statements.

US Highland Inc.

Balance Sheet

June 30, 2011 and 2010

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$ 546,505	$ 118,575
Current Portion of Long-term Debt	-	-
Escrow Account	25,000	25
Unearned Revenue	20,000	-
Accrued Liabilities	16,831	2,769
Total Current Liabilities	608,336	146,344

Long-term Liabilities:
Notes Payable	10,000	-
Long-term Debt	-	30,577
Total Long-term Debt	10,000	30,577

Deferred Income Taxes	8,386	8,386
Total Liabilities	626,722	185,307

Stockholders' Equity:
Common Stock, 100 million shares authorized, par $0.01. 22,513,178 issued 2011, 20519,926 issued 2010	225,132	100,000
Paid in Capital	5,737,552	4,907,283
Retained Earnings	(3,792,991)	407,189
Treasury Stock	(884,000)	(884,000)
Total Stockholders' Equity	1,285,693	4,530,472

Total Liabilities and Stockholders' Equity	$1,912,415 ========	$4,715,779 ========

The accompanying notes are an integral part of these financial statements

US Highlands Inc.

Statements of Operations and Retained Earnings

For the Periods Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Sales	$ -	$ 601,133	$ -	$1,256,630
Cost of Goods Sold	-	138,819	-	320,402
Gross Profit	-	462,314	-	936,228

Operating Expense:
General and Administrative	26,073	251,875	112,023	405,842
Racing	-	1,066	-	-
Research and Development	-	68	-	-
Selling	-	81,379	-	172,363
Depreciation	16,256	-	32,511	-
Total Operating Expense	42,329	334,388	144,534	578,205

Operating Income	(42,329)	127,926	(144,534)	358,023

Other Income (Expense):
Net gain or (Loss) on Asset Sale	(4,516)	-	(4,516)	-
Accrued Federal and State Tax	-	-	2,754	-
Interest Income	-	73	6	176
Interest Expense	(543)	(555)	(2,368)	(1,135)
Total Other Income (Expense)	(5,059)	(482)	(4,124)	(959)

Income Before Provision for Income Taxes	(47,388)	127,444	(148,658)	357,064
Provision for Income Taxes	-	-	-	122,233
Net Income	$ (47,388)	$ 86,643	$ (148,658)	$ 234,831
	=========	========	=========	========
Retained Earnings
Beginning of Period	(3,745,603)	192,428	(3,644,333)	47,099
End of Period	$(3,792,991) =========	$ 279,071 =======	$(3,792,991) =========	$ 281,930 ========

The accompanying notes are an integral part of these financial statements

US Highland Inc.

Statement of Cash Flows

For the Periods Ended June 30, 2011 and 2010

	6/30/11	6/30/10
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$(47,387)	$ 234,831

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,256	-
(Increase) decrease in accounts receivable	-	207.683
(Increase) decrease in inventories	-	(44,981)
(Increase) decrease in prepaid assets	-	(14,075)
Increase (decrease) in accounts payable	26,207	(155,932)
Increase (decrease) in current portion of long term debt	(8,920)	-
Increase (decrease) in accrued expenses	-	-

Net Cash Provided by (used in) Operating Activities	(13,844)	227,526

Cash Flows From Investing Activities:
Property and Equipment (Purchases) Dispositions	39,855	(194,841)
Accumulated Depreciation	(10,046)	-
(Increase) decrease in Deposits	-	122
Increase (decrease) in Net Purchase Investments	-	(20,030)
(Increase) decrease in long term receivables	-	-
Net cash provided by (used in) investing activities	$ 29,809	$(214,749)

US Highland Inc.

Statement of Cash Flows

For the Periods Ended June 30, 2011 and 2010

Cash Flows From Financing Activities:
Issuance of common stock	$ -	$ -
Proceeds from long-term debt	-	-
Repayment of related party debt	-	-
Repayment of long-term debt	(17,409)	(2,077)
Additional paid-in capital	-	-
Treasury stock (purchase) sale	-	-
Net cash provided by (used in) financing activities	(17,409)	(2,077)

Increase (Decrease) in Cash	(1,444)	10,700

Cash and cash equivalents: Beginning of period	1,792	57,367
Cash and cash equivalents: End of period	$ 348	$ 68,067

Supplemental disclosures:
Non-cash investing and financing activities interest paid	- =======	555 =======

The accompanying notes are an integral part of the interim financial statements

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Six Months Ended June 30, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

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

Note 3 - Other Commitments and Contingencies

Lease Agreement

Manufacturing operations are not expected to commence until the 4th quarter of 2011.  The Company has no lease obligation at this time.

Note 4 – Subsequent Event

The Company has delayed its USA based manufacturing until appropriate working capital has been procured to insure the successful launch of the manufacturing operations.  Ongoing negotiations for the required capital are underway with an expected completion in the third quarter of 2011.

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

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and our ability to borrow cash or obtain equity investment when needed from a number of related parties.

Our principal uses of liquidity are paying the limited expenses incurred during management reorganization and launching of manufacturing.

Results of Operations For the Three Months Ended June 30, 2011 and 2010

Net Loss:

Net loss for the three months ended June 30, 2011 was $(47,388), which is higher than expected for the period.

Comparatively, net income for the three months ended June 30, 2010 was $86,643.  The Company expects to begin generate consistent revenues in second quarter 2012 after production startup.

Operating Expenses:

Operating expenses for the three months ended June 30, 2011 totaled $42,329.  Operating expenses are anticipated to be minimal until fourth quarter 2011 when full manufacturing ramp-up is anticipated to begin

Operating expenses for the three months ended June 30, 2010 totaled $334,388.  Operating expenses are anticipated to be minimal until fourth quarter 2011 when full manufacturing ramp-up is anticipated to begin

Revenues:

During the three months ended June 30, 2011 and 2010, the Company had no revenues.

Manufacturing of powerplants is planned for first quarter of 2012. This activity is expected to be a significant source of revenue.  In addition to revenues generated from manufacturing of powerplants; manufacturing and sales of the Company’s motorcycles, quads, and other products, is planned for formal production startup in late 2012 after the powerplant production ramp up is complete.

Cost of Goods Sold:

Cost of goods sold for the three months ended June 30, 2011 was $0.00.  Comparatively, for the three months ended June 30, 2010, cost of goods sold was $138,819.  As the Company completes its production ramp activities and commences selling its manufactured products as anticipated in 2012, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Results of Operations For the Six Months Ended June 30, 2011 and 2010

Net Loss:

Net loss for the six months ended June 30, 2011 was $(144,534), which is higher than expected for the period.  Comparatively, net income for the six months ended June 30, 2010 was $578,205.  The Company expects to begin generate consistent revenues in second quarter 2012 after production startup.

Operating Expenses:

Operating expenses for the six months ended June 30, 2011 totaled $144,534.  Operating expenses are anticipated to be minimal until fourth quarter 2011 when full manufacturing ramp-up is anticipated to begin

Operating expenses for the six months ended June 30, 2010 totaled $578,205.  Operating expenses are anticipated to be minimal until fourth quarter 2011 when full manufacturing ramp-up is anticipated to begin

Revenues:

During the three months ended June 30, 2011 and 2010, the Company had no revenues.

Manufacturing of powerplants is planned for the first quarter of 2012. This activity is expected to be a significant source of revenue. In addition to revenues generated from manufacturing of powerplants; manufacturing and sales of the Company’s motorcycles, quads, and other products, is planned for formal production startup in late 2012 after the powerplant production ramp up is complete.

Cost of Goods Sold:

Cost of goods sold for the six months ended June 30, 2011 was $0.00.  Comparatively, for the six months ended June 30, 2010, cost of goods sold was $320,402.  As the Company completes its production ramp activities and commences selling its manufactured products as anticipated in 2012, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

               Financial Officer pursuant to Section 302 of the

               Sarbanes-Oxley Act

        32    Certification of Chief Executive Officer and Chief

               Financial Officer pursuant to Section 906 of the

               Sarbanes-Oxley Act

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2011

/s/John Fitzpatrick

-------------------------

John Fitzpatrick

Chief Executive Officer

Chief Financial Officer