Form 10-Q
period 2011-09-30
US Highland, Inc.
filed 2011-11-21
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended September 30, 2011

-OR-

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _______ to ________

Commission File Number       333-139685

US HIGHLAND, INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1556790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 South Harvard, Tulsa, OK           74112

(Address of principal executive offices)     (Zip Code)

918-827-5254

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 21, 2011: 22,513,178 shares.

US Highland, Inc.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Removed and Reserved	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

US Highland Inc.

Balance Sheet

September 30, 2011 and 2010

	2011	2010
	(Unaudited)	(Unaudited)
Assets
Current Assets:
Cash	$ 295,260	$ -
Accounts Receivable	169,896	171,324
Inventory	1,032,414	3,881,522
Prepaid Expense	-	42,000
Total Current Assets	1,497,570	4,094,846

Property and Equipment:
Vehicle		57,420
Furniture and Fixtures	48,354	42,923
Tooling	353,065	352,976
Production Equipment	4,806	4,806
Leasehold Equipment	204,255	204,143
Accumulated Depreciation	(59,506)	(9,044)
Total Fixed Assets	550,974	653,224

Other Assets:
Long-Term Notes Receivable	-	250,030
Goodwill	143,820	164,820
Deposits	1,339	2,005
Total Other Assets	145,159	416,855
Total Assets	$2,193,703 ========	$5,164,925 ========

US Highland Inc.

Balance Sheet (Continued)

September 30, 2011 and 2010

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	379,279	483,067
Cruent Portion of Long-Term Debt	-	8,870
Escrow Account	25,000	25,000
Unearned Revenue	20,000	-
Payroll Taxes	16,831	-
Accrued Liabilities	-	121,663
Total Current Liabilities	441,110	638,600

Long-Term Liabilities:
Notes Payable	10,000	25,090
Long-Term Debt	-	19,915
Total Long-Term Debt	10,000	45,005

Deferred Income Taxes	8,386	8,386

Total Liabilities	459,496	691,991

Stockholders' Equity:
Common Stock, 100 Million Shares authorized, par $0.01. 22,513,178 issued 2011, 20,519,926 issued 2010	225,132	214,496
Paid in Capital	6,379,542	5,182,960
Retained Earnings	(3,986,467)	(48,763)
Treasury Stock	(884,000)	(884,000)
Total Stockholders' Equity	1,734,207	4,464,693

Total Liabilities and Stockholders' Equity	$2,193,703 ========	$5,156,684 ========

The accompanying notes are an integral part of these financial statements

US Highlands Inc.

Statement of Operations and Retained Earnings

For the Periods Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$ -	$ 151,650	$ -	$1,408,280
Cost of Goods Sold	9,616	93,166	9,616	345,810
Gross Profit	9,616	58,484	9,616	1,062,470

Operating Expense:
General and Administrative	173,129	441,485	285,152	812,090
Racing	-	4,935	-	6,051
Research and Development	-	83	-	151
Selling	-	55,301	-	255,087
Depreciation	15,675	3,876	48,186	3,876
Total Operating Expense	188,804	505,680	333,338	1,077,255

Operating Income	(198,420)	(447,196)	(342,954)	(14,785)

Other Income (Expense):
Net Gain or (Loss) on Asset Sale	-	(3,590)	(4,516)	(3,590)
Accrued Federal and State Tax	-	-	2,754	-
Interest Income	13	9	19	185
Interest Expense	(29)	(2,369)	(2,397)	(3,504)
Other Non-Operating Income	4,959	5,435	4,959	5,434
Total Other Income (Expense)	4,943	(515)	819	(1,475)

US Highlands Inc.

Statement of Operations and Retained Earnings

For the Periods Ended September 30, 2011 and 2010

(Continued)

Income Before Provision for Income Taxes	(193,477)	(447,711)	(342,135)	(16,260)

Provision for Income Taxes	-	-	-	-

Net Income	(193,477)	(447,711)	(342,135)	(16,260)
	=========	========	========	=======
Retained Earnings
Beginning of Period	(3,792,991)	407,189	3,644,333	48,487
End of Period	$(3,986,468) =========	$ (40,522) ========	$(3,986,468) =========	$ 32,227 =======

The accompanying notes are an integral part of these financial statements

US Highland Inc

Statement of Cash Flows

For the Periods Ended September 30, 2011 and 2010

	9/30/11	9/30/10
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$(193,477)	$(455,952)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (used in) Operating Activities:
Depreciation	15,675	3,876
(Increase) decrease in accounts receivable	-	(136,263)
(Increase) decrease in inventories	-	(340,180)
(Increase) decrease in prepaid assets	-	(27,925)
Increase (decrease) in accounts payable	(167,226)	479,510
Increase (decrease) in current portion L T Debt	-	-
Increase (decrease) in accrued expenses	-	-

Net Cash Provided by (used in) Operating Activities	(345,028)	(476,934)

Cash Flows from Investing Activities
Property and Equipment (Purchases) Dispositions	(2,051)	(12,845)
Accumulated Depreciation/Amortization	-	8,241
(Increase) decrease in Deposits	-	-
Increase (decrease) Net Purchase Investments	-	-
(Increase) decrease in L. T. Receivables	-	-
Net Cash Provided by (used in) Investing Activities	(2,051)	(4,604)

US Highland Inc.

Statement of Cash Flows

For the Periods Ended September 30, 2011 and 2010

(continued)

Cash Flows from Financing Activities
Issuance of Common Stock	-	750
Proceeds from long-term debt	-	-
Repayment of related party debt	-	25,090
Repayment of long-term debt	-	(1,792)
Additional paid-in capital	641,990	389,423
Treasury Stock (Purchase) Sale	-	-
Net cash provided by (used in) financing activities	641,990	413,471
Net increase in (decrease) in cash and cash equivalents	294,911	(68,067)

Cash and cash equivalents: beginning of period	348	68,067
Cash and cash equivalents: end of period	$295,911	$ -
	=======	=======
Supplemental Disclosures:
Non-cash investing and financing activities interest paid	29 =======	2,369 =======

The accompanying notes are an integral part of the interim financial statements

US Highland, Inc.

Notes to Financial Statements

For The Three and Nine Months Ended September 30, 2011

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

Income Taxes

In 2007 The Company had completed its conversion to a C-Corporation under the laws of the state of Oklahoma. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 740 – Income Taxes.  Pursuant to the guidance in ASC 740, income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability. At present US Highland, Inc. management does not feel that there are any doubtful accounts.

US Highland, Inc.

Notes to Financial Statements

For The Three and Nine Months Ended September 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Nine Months Ended September 30, 2011

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

US Highland, Inc.

Notes to Financial Statements

For The Three and Nine Months Ended September 30, 2011

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

New Accounting Standards

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The Company does not have other comprehensive income and therefore does not expect the adoption of ASU 2011-05 to have a material effect on our financial statements.

US Highland, Inc.

Notes to Financial Statements

For The Three and Nine Months Ended September 30, 2011

(Unaudited)

Note 1 – Summary of Significant Accounting Policies (continued)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement”. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The Company is in the process of evaluating the impact the amended guidance will have on its financial statements.

Note 2 - Long-term Debt

The Company does not have any long-term debt.

Note 3 - Other Commitments and Contingencies

Lease Agreement

Manufacturing operations are not expected to commence until the 1st quarter of 2012.  The Company has no lease obligation at this time.

Note 4 – Subsequent Event

The Company has delayed its USA based manufacturing until appropriate working capital has been procured to insure the successful launch of the manufacturing operations.  Ongoing negotiations for the required capital are underway with an expected completion in the fourth quarter of 2011.

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

Results of Operations For the Three Months Ended September 30, 2011 and 2010

Net Loss:

Net loss for the three months ended September 30, 2011 was $(193,477), which is lower than expected for the period.

Comparatively, net loss for the three months ended September 30, 2010 was $(447,711).  The Company expects to begin generate consistent revenues in second quarter 2012 after production startup.

Operating Expenses:

Operating expenses for the three months ended September 30, 2011 totaled $188,804.  Operating expenses are anticipated to be minimal until first quarter 2012 when full manufacturing ramp-up is anticipated to begin

Operating expenses for the three months ended September 30, 2010 totaled $505,680.  Operating expenses are anticipated to be minimal until first quarter 2012 when full manufacturing ramp-up is anticipated to begin.

Revenues:

During the three months ended September 30, 2011, the Company had no revenues.

During the three months ended September 30, 2010, the Company had revenues of $151,650.

Manufacturing of powerplants is planned for early 2012. This activity is expected to be a significant source of revenue. In addition to revenues generated from manufacturing of powerplants; manufacturing and sales of the Company’s motorcycles, quads, and other products, is planned for formal production startup in late 2012 after the powerplant production ramp up is complete.

Cost of Goods Sold:

Cost of goods sold for the three months ended September 30, 2011 was $9,616.  Comparatively, for the three months ended September 30, 2010, cost of goods sold was $345,810.  As the Company completes its production ramp activities and commences selling its manufactured products as anticipated in 2012, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

Results of Operations For the Nine Months Ended June 30, 2011 and 2010

Net Loss:

Net loss for the nine months ended September 30, 2011 was $(342,135), which is higher than expected for the period.  Comparatively, net income for the nine months ended September 30, 2010 was $(16,260).  The Company expects to begin to generate consistent revenues in second quarter 2012 after production startup.

Operating Expenses:

Operating expenses for the nine months ended September 30, 2011 totaled $333,358.  Operating expenses are anticipated to be minimal until first quarter 2012 when full manufacturing ramp-up is anticipated to begin

Operating expenses for the nine months ended September 30, 2010 totaled $1,077,255.  Operating expenses are anticipated to be minimal until first quarter 2012 when full manufacturing ramp-up is anticipated to begin

Revenues:

During the nine months ended September 30, 2011, the Company had no revenues.

During the nine months ended September 30, 2010, the Company had revenues of 1,062,470.

Manufacturing of powerplants is planned for early 2012.  This activity is expected to be a significant source of revenue. In addition to revenues generated from manufacturing of powerplants; manufacturing and sales of the Company’s motorcycles, quads, and other products, is planned for formal production startup in late 2012 after the powerplant production ramp up is complete.

Cost of Goods Sold:

Cost of goods sold for the nine months ended September 30, 2011 was $9,616.  Comparatively, for the nine months ended September 30, 2010, cost of goods sold was $345,810.  As the Company completes its production ramp activities and commences selling its manufactured products as anticipated in 2012, cost of goods sold are projected to increase substantially, primarily proportionately to revenues from manufacturing operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 21, 2011