Form 10-K/A
period 2010-12-31
US Highland, Inc.
filed 2013-09-11
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________   Commission file number: 000-54624

US HIGHLAND, INC.
(Exact name of registrant as specified in its charter)

Oklahoma                                                                           26-4144571

(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

1411 N. 105th East Avenue,Tulsa, OK                                                    74116

(Address of principal executive offices)                                              (Zip Code)

Registrant's Telephone number, including area code:  (918)-895-8300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer     [ ] Accelerated filer

[ ] Non-accelerated filer       [x ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013 was $11,308,701.

As of September 4, 2013, there were 77,196,048 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This  Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2010 for US Highland, Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) on September 12, 2011 (the “Original Filing”) for the purpose of amending and restating the Company’s  financial statements and notes thereto for the year ended December 31, 2010 collectively, the “Financial Statements”) as discussed in Note 2 to the Financial Statements.

Background of the Restatement

On September 5, 2013, the Board of Directors of U.S Highland, Inc. (the “Company”) concluded that the audited financial statements of the Company for the year ended December 31, 2010 should no longer be relied upon. The board reached its conclusion after management informed the board that in preparing the audited financial statements for the year ended December 31, 2011 management became aware that the December 31, 2010 financial statements contained errors related to certain assets, liabilities and equity transactions and would need to be restated.

In July 2010, the Company lost three members of its management in an airplane crash in Tulsa, Oklahoma. Subsequent to filing the December 31, 2010 financial statements, the Company assembled a new management team. The Company’s new management determined that certain items recognized as assets as at December 31, 2010 did not have future benefits. Accordingly, we wrote off assets with a total carrying value of $3,346,964.

In addition, the Company’s new management identified errors relating to the classification of short term loans, the issuance of a convertible note and the issuance of common stock for non-cash consideration. We have reclassified short term loans from accounts payable to notes payable in the current liability section of the balance sheet. We have corrected the accounting for a convertible note and have recorded a derivative liability, as well as interest expense and the gain or loss in the change in derivative liability during the period. The common stock issuances were incorrectly recorded at an amount that did not represent fair market value. Accordingly, we corrected the accounting for non-cash issuances of common stock and increased share-based compensation by $24,471,490, asset acquisition by $557,482, and settlement of debt by $14,073,840.

The effect of the (non-cash) changes in our accounting treatment related to the above balance sheet corrections resulted in an increase in our net loss as reported in our statement of operations for the year ended December 31, 2010 of $42,638,473.  Our basic and diluted loss attributable to common shareholders per share for the year ended December 31, 2010 increased by $3.53 per share to a loss of $3.72 per share.  The cumulative effect on our balance sheet was to decrease our assets by $3,346,964 to $43,276, increase our liabilities by $49,678 to $612,574, and decrease our stockholders’ equity by $3,396,642 to a deficit of $(569,298) as of December 31, 2010.

Amended Items

The Balance Sheet, Statement of Operations, Statement of Stockholders’ Equity, Statement of Cash Flows and Notes 2, 4, and 7 to the Financial Statements included as Part II, Item 8 in this Form 10-K/A have been amended and restated.

We have made necessary conforming changes in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In connection with the identification of these errors, management reviewed its controls and procedures and determined that these errors constituted a material weakness in the operation of certain of the Company’s internal controls over financial reporting. Accordingly, Item 9A of Part II, “Controls and Procedures,” has been updated.

The Amended Filing also includes Exhibits 31 and 32 new certifications from our Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Except for the amended disclosure set forth below, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing. We have not updated the filing to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form

10-K/A.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K/A.

This Report on Form 10-K/A and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding implementation of our business strategies. Actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The Company is a recreational powersports original equipment manufacturer (“OEM”), which develops motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

Results of Operations

For the year ended December 31, 2010 and December 31, 2009

Revenues

During the year ended December 31, 2010, the Company had total revenues of $1,519,364 as compared with total revenues of $454,182 for the year ended December 31, 2009 due to the change in the Company’s business plan and operations from communications to recreational powersports and the engineering development of its motorcycles and engines.

Historically through its association with the Swedish company, Highland Group AB, the Company has generated revenues from engineering development and business development activities.  These activities remained a source of revenues for the Company as it shifted from primarily development activities to OEM manufacturing.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2010 was $472,129 resulting in a gross profit of $1,047,225 as compared to $0 for the year ended December 31, 2009 due to fact that the revenues in 2009 were associated with non-product related sales.

Net Loss

Net loss for the year ended December 31, 2010 was $44,936,912, compared to net income of $47,099 for the year ended 2009. The large loss in fiscal 2010 was derived primarily from the issuance of common stock for compensation and services of $24,471,490, as well as losses on settlement of debt of $14,073,840.  Management determined that as at December 31, 2010, there were no future benefits associated with its inventory, accounts receivable, and certain property and equipment. Accordingly, the Company recognized a loss on write-off of assets of $2,368,221 and a loss on write-off of goodwill of $143,820.

Operating Expenses:

Operating expenses for the year ended December 31, 2010 were $45,340,277, which was comprised primarily of $40,367,418 for general and administrative expenses, $4,794,740 for inventory write-down for obsolescence, and $188,857 for other expenses, as compared to operating expenses of $396,035 for the year ended December 31, 2009 which was comprised of $269,484 for general and administrative expenses, $102,031 for racing expenses, and $24,520 for other expenses. The large increase of $40,097,934 in general and administrative expenses resulted primarily from the issuance of common stock for compensation and services in the amount of $24,471,490 and the issuance of common stock for debt settlement resulting in a loss of $14,073,840.

Total Current Liabilities

The Company had total current liabilities of $594,527 as at December 31, 2010 compared with $275,251 as at December 31, 2009. The increase in current liabilities is mainly from the recognition of a derivative liability of $35,520 (2009 - $0), convertible note of $58,333 (2009 - $0) and other notes payable of $121,633 (2009 - $0).  There was also an increase in accounts payable of $86,359 from December 31, 2009 to December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $11,963 and a working capital deficiency of $582,564. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. We estimated that we will require $1,200,000 over the next twelve month period ending December 31, 2010 and at least $600,000 to eliminate our working capital deficiency. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

During fiscal 2010, we used $745,104 from operating activities and incurred $284,192 to acquire property and equipment.  This compares to fiscal 2009 when we had $71,702 provided from operating activities and incurred $171,197 to acquire investments, property and equipment. We received net proceeds of $656,153 from the issue of common stock during fiscal 2010 as compared to $357,149 during fiscal 2009. We also received $137,075 from the issuance of short-term debt during fiscal 2009, as compared to $0 in fiscal 2010.

As of December 31, 2010 we did not have any established any lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

As shown in the accompanying financial statements, the Company has suffering recurring losses from operations and has a net capital deficiency of $44,889,913 as of December 31, 2010. Management believes that adequate funding will be available to the Company to support its operations through continuing investments of equity by qualified investors, internally generated working capital and monetization of intellectual property assets.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the Financial Statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to the auditor’s opinion. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet arrangements:

The Company has no off-balance sheet arrangements.

Recent Pronouncements

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US Highland, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

US Highland, Inc.

Tulsa, Oklahoma

To the Board of Directors:

We have audited the accompanying consolidated balance sheets of US Highlands, Inc. for the year ended December 31, 2010 and 2009, and the related statements of operations, shareholders' equity, and cash flows for the year then ended  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hood & Associates, CPAs, P.C.

Certified Public Accountants

September 5, 2013

Tulsa, Oklahoma

                         US Highland, Inc.

                          Balance Sheet

                     December 31, 2010 and 2009

                                             12/31/10       12/31/09

                                             Restated

                                              --------       --------

                                      ASSETS

Current Assets:

  Cash                                      $   11,963       $  392,766

  Accounts Receivable                                -          116,043

  Inventory                                          -        4,254,582

                                            ----------       ----------

      Total Current Assets                      11,963        4,763,391

                                            ----------       ----------

Property and Equipment:

  Vehicle                                       39,855           20,750

  Furniture and Fixtures                             -           43,297

  Tooling                                            -          300,000

                                            ----------       ----------

                                                39,855          364,047

  Less Accumulated Depreciation                 10,628            5,108

                                            ----------       ----------

    Net Fixed Assets                            29,227          358,879

                                            ----------       ----------

Other Assets:

 Goodwill                                            -          143,820

 Deposits                                        2,086            1,102

                                            ----------       ----------

    Total Other Assets                           2,086          144,922

                                            ----------       ----------

     Total Assets                           $   43,276       $5,267,192

                                            ==========       ==========

                    LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

  Accounts Payable                          $  350,456       $  264,097

  Notes Payable                                121,633                -

  Current Portion of Long-Term Debt              9,000            8,400

  Derivative Liability                          35,520                -

  Escrow Account                                     -                -

  Accrued Liabilities                           19,585            2,754

  Convertible Debenture                         58,333                -

                                            ----------       ----------

      Total Current Liabilities                594,527          275,251

                                            ----------       ----------

Long-term Liabilities:

  Long-Term Debt                                27,047           34,707

                                            ----------       ----------

                                                27,047           34,707

  Less Current Maturities of Long-Term Debt      9,000            8,400

                                            ----------       ----------

      Total Long Term Debt                      18,047           26,307

                                            ----------       ----------

Deferred Income Taxes                                -            8,386

                                            ----------       ----------

   Total Liabilities                           612,574          309,944

                                            ----------       ----------

Stockholders' Equity:

  Common Stock, 100 million shares

   Authorized, par $0.01, issued and outstanding

   22,513,178 and 10,000,000 for 2010 and

   2009 respectively                           225,132          100,000

  Paid in Capital                           44,979,383        4,810,149

  Retained Earnings (Deficit)              (44,889,813)          47,099

                                            ----------       ----------

                                               314,702        4,957,248

  Less Treasury Stock, 2 million shares at

   Cost                                        884,000                -

                                            ----------       ----------

  Total Stockholders' Equity                  (569,298)       4,957,248

                                            ----------       ----------

Total Liabilities and Stockholders

 Equity                                     $   43,276       $5,267,192

                                            ==========       ==========

               The accompanying notes are an integral

                part of these financial statements

                      US Highland Inc.

                  Statements of Operations

       For the Year Ended December 31, 2010 and 2009

                                          2010             2009

                                        Restated

                                          ----             ----

Revenue:

 Sales                                $ 1,519,354     $  454,182

 Cost of Goods Sold                       472,129              -

                                      -----------     ----------

 Gross Profit                           1,047,225        454,182

                                      -----------     ----------

Operating Expenses:

 General and Administrative            40,367,418        269,484

 Inventory Write Down for Obsolescence  4,794,740              -

 Racing                                    39,477        102,031

 Research and Development                  10,152         15,852

 Selling                                  123,030          3,500

 Depreciation                               5,460          5,168

                                      -----------     ----------

  Total Operating Expenses             45,340,277        396,035

                                      -----------     ----------

 Operating Income (Loss)              (44,293,052)        58,147

                                      -----------     ----------

Other Income (Expense):

 Loss on change in fair value of

  Derivative                               (7,872)             -

 Net Gain or (Loss) on Asset Sale         (20,031)             -

 Salvage and Rental Income                  7,436              -

 Other expense                             (2,661)             -

 Bad Debt                                (393,462)             -

 Interest Income                              194             92

 Interest Expense                        (227,464)             -

                                      -----------     ----------

   Total Other Income (Expense)          (643,860)            92

                                      -----------     ----------

Income before Provision

 for Income Taxes                     (44,936,912)        58,239

Benefit (Provision) for Income Taxes            -        (11,140)

                                      -----------     ----------

      Net Income (Loss)              $(44,936,912)        47,099

                The accompanying notes are an integral

                 part of these financial statements

                                US Highland, Inc.

                       Statement of Stockholders' Equity

                 For the Years Ended December 31, 2010 and 2009

                        Common Stock                    Retained

                        -------------     Additional    Earnings

                       Shares  Amounts  Paid-in Capital (Deficit)      Total

                     ------------------- ------------ ---------- -----------

Balance at

 December 31, 2009

Issued During Year   10,000,000 $100,000 $ 4,810,149  $        - $ 4,910,149

To Acquire Assets

2009 Net Income               -        -           -      47,099      47,099

                     ---------- -------- -----------  ---------- -----------

                     10,000,000 $100,000 $ 4,810,149  $   47,099 $ 4,957,248

Shares Issued During

 Year for:

  Cash                  525,746    5,257     650,897           -     656,154

  Compensation        3,832,678   38,327  11,444,858           -  11,483,185

  Services            3,998,050   39,981  13,171,549           -  13,211,530

  Acquisition of Assets 398,333    3,983     588,266           -     592,249

  Conversion of Loan    560,000    5,600     582,400           -     588,000

  Conversion of

   Convertible Debt     191,571    1,916     164,751           -     166,667

  Settlement of Debt  3,006,800   30,068  13,369,161           -  13,399,229

  Conversion feature of

   Convertible Debt           -        -     197,352           -     197,352

Net loss 2010                 -        -           - (44,936,912)(44,936,912)

                     ---------- --------  ---------- ------------ -----------

                     22,513,178 $225,132 $44,979,383$(44,889,813)$   314,702

2 million shares

 reacquired and held as

 treasury stock at cost       -        -           -           -    (884,000)

                     ---------- --------  ---------- ------------ -----------

Balance at

December 31, 2010    22,513,178 $225,132 $44,979,383$(44,889,813)$  (569,298)

              The accompanying notes are an integral part

                    of these financial statements

                           US Highland Inc.

                       Statement of Cash Flows

                For the Year Ended December 31, 2010 and 2009

                                                2010            2009

                                               Restated

                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)                          $(44,936,912)   $   47,099

Adjustments to reconcile Net Income (Loss)

To net cash provided by (used in)

 Operating activities

Depreciation                                      5,460         5,168

Accretion of debt discount                      225,000             -

Loss on write-off of goodwill                   143,820             -

Loss on write-off of assets                   2,368,221             -

Loss on change in fair value of derivative        7,872             -

Loss from debt settlement                    14,073,840             -

Share-based compensation                     24,471,490             -

Deferred income taxes                            (8,386)        8,386

(Increase) decrease in accounts receivable      (53,253)            -

(Increase) decrease in inventories            2,743,905        (1,582)

(Increase) decrease in Deposits                    (984)       (1,102)

Increase (decrease) in accounts payable         197,992        10,979

Increase (decrease) in income taxes payable           -         2,754

Increase (decrease) in accrued liabilities       16,831             -

                                            -----------    ----------

Net Cash Provided by (Used in) Operating

 Activities                                    (745,104)       71,702

                                            -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for the purchase of property and

  Equipment                                    (284,192)      (27,377)

Cash paid for the purchase of Investments             -      (143,820)

                                            -----------    ----------

Net Cash Used in Investing

 activities                                    (284,192)     (171,197)

                                            -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock                       656,153       357,149

 Repayment of long-term debt                     (7,660)       (1,963)

 Proceeds from short-term debt                        -       137,075

                                            -----------    ----------

Net Cash Provided by Financing

Activities                                      648,493       492,261

                                            -----------    ----------

Net Increase (Decrease) In Cash and

Cash Equivalents                               (380,803)      392,766

                                            -----------    ----------

Cash and Cash Equivalents Beginning of

  Period                                    $   392,766             -

 Cash and Cash Equivalents End of Period         11,963       392,766

                                            ===========    ==========

Supplemental Disclosures:

 Interest Paid                              $     4,254             -

               The accompanying notes are an integral

                 part of these financial statements

US Highland, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On July 1, 2009 the Financial Accounting Standards Board ("FASB")issued the FASB Accounting Standards Codification ("ASC") the single source of authoritative non-government U.S. generally accepted principals("GAAP"), except for rules and interpretative releases of the Securities and Exchange Commission ("SEC") which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC literature not included in the ASC is non-authoritative. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company's financial statements.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,"Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addressesaccounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after September 15, 2003.

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

Long-Lived Assets

Equipment is stated at cost and depreciated, using the straight line method, over a useful life of 5 years. Depreciation expense was $16,198 and $5,168 for 2010 and 2009 respectively.

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

New Accounting Standards

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update No. 2010- 22, "Accounting for Various Topics". ASU 2010-22 addresses technical corrections to various SEC paragraphs. The Company is currently evaluating the effect that ASU 2010-22 will have on its financial statements.

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

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140" ("SFAS No.166"). SFAS No. 166 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 166 improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009.

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

NOTE 2 – RESTATEMENT

The Financial Statements included in the Original Filing contained errors and were restated to correct the previous accounting treatment to various balance sheet items.

In July 2010, the Company lost three members of its management in an airplane crash in Tulsa, Oklahoma. Subsequent to filing the December 31, 2010 financial statements, the Company assembled a new management team. The Company’s new management determined that certain items recognized as assets as at December 31, 2010 did not have future benefits. Accordingly, we wrote off assets with a total carrying value of $3,346,964.

In addition, the Company’s new management identified errors relating to the classification of short term loans, the accounting for a convertible note payable and the issuance of common stock for non-cash consideration. We have reclassified short term loans from accounts payable to notes payable in the current liability section of the balance sheet. The convertible debenture was incorrectly accounted for and a related derivative liability was not recognized. Accordingly, we recorded the convertible debenture and related derivative liability, as well as interest expense and the loss in the change in fair value of the derivative liability during the period. The common stock issuances were incorrectly recorded at an amount that did not represent fair market value. Accordingly, we corrected the accounting for non-cash issuances of common stock and increased share-based compensation by $24,471,490, asset acquisitions by $557,482, and settlement of debt by $14,073,840.

The effect of the (non-cash) changes in our accounting treatment related to the above balance sheet corrections resulted in an increase in our net loss as reported in our statement of operations for the year ended December 31, 2010 of $42,638,473.  Our basic and diluted loss attributable to common shareholders per share for the year ended December 31, 2010 increased by $3.53 per share to a loss of $3.72 per share.  The cumulative effect on our balance sheet was to decrease our assets by $3,346,964 to $43,276, increase our liabilities by $49,678 to $612,574, and decrease our stockholders’ equity by $3,396,642 to a deficit of $(569,298) as of December 31, 2010.

The following tables reflect the adjustments and restated amounts:

Balance Sheet	December 31, 2010
	As Reported	Adjustment	As Restated

ASSETS

Current Assets:

Accounts Receivable	169,896	(169,896)	-
Inventory	1,032,414	(1,032,414)	-
Prepaid Expense	18,536	(18,536)	-

Total Current Assets	1,232,809	(1,220,846)	11,963

Property and Equipment:

Furniture and Fixtures	46,303	(46,303)	-
Tooling	353,065	(353,065)	-
Production Equipment	4,806	(4,806)	-
Leasehold Improvements	204,225	(204,255)	-

	648,284	(608,429)	39,855

Less Accumulated Depreciation	21,366	(10,738)	10,628

Net Fixed Assets	626,918	(597,691)	29,227

Other Assets

Deferred Tax Assets	1,384,607	(1,384,607)	-
Goodwill	143,820	(143,820)	-

Total Other Assets	1,530,513	(1,528,427)	2,086

Total Assets	3,390,240	(3,346,964)	43,276

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Accounts Payable	459,666	(109,210)	350,456
Notes Payable	10,000	111,633	121,633
Escrow Account	25,000	(25,000)	-
Accrued Liabilities	41,183	(21,598)	19,585
Convertible Note	-	58,333	58,333
Derivative Liability	-	35,520	35,520

Total Current Liabilities	544,849	49,678	594,527

Total Liabilities	562,896	49,678	612,574

STOCKHOLDER’S EQUITY

Paid in Capital	5,737,552	39,241,831	44,979,383
Retained Earnings (Deficit)	(2,251,340)	(42,638,473)	(44,889,813)

Total Stockholders’ Equity	2,827,344	(3,396,642)	(569,298)

Total Liabilities and Stockholders’ Equity	3,390,240	(3,346,964)	43,276

Statement of Operations	Year Ended December 31, 2010
	As Reported $	Adjustment $	As Restated $

Cost of Goods Sold	383,805	88,324	472,129

Gross Profit	1,135,549	(88,324)	1,047,225

General and Administrative	1,533,344	38,834,074	40,367,418
Inventory Write Down for Obsolescence	2,800,669	1,994,071	4,794,740
Selling	157,795	(34,765)	123,030
Depreciation	16,198	(10,738)	5,460

Total Operating Expenses	4,557,635	40,782,642	45,340,277

Operating Loss	(3,422,086)	(40,870,966)	(44,293,052)

Bad Debt	(250,030)	(143,432)	(393,462)
Net Gain (Loss) on change in Fair Value of Derivative	-	(7,872)	(7,872)
Interest Expense	(4,254)	(223,210)	(227,464)

Total Other Income (Expense)	(269,345)	(374,514)	(643,860)

Income before Provision for Income Taxes	(3,691,432)	(41,245,480)	(44,936,912)

Benefit (Provision) for Income Taxes	1,392,993	(1,392,993)	-

Net Loss	(2,298,439)	(42,638,473)	(44,936,912)

Statement of Cash Flows	Year Ended December 31, 2010
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net Income (Loss)	(2,298,439)	(42,638,473)	(44,936,912)
Depreciation	16,198	(10,738)	5,460
Accretion of debt discount	-	225,000	225,000
Loss on write-off of goodwill	-	143,820	143,820
Loss on write-off of assets	-	2,368,221	2,368,221
Loss on change in fair value of derivative	-	7,872	7,872
Stock-based compensation	-	24,471,490	24,471,490
Loss from debt settlement	-	14,073,840	14,073,840
Deferred income taxes	(1,392,993)	1,384,607	(8,386)
(Increase) decrease in prepaid assets	(18,536)	18,536	-
(Increase) decrease in accounts payable	195,569	2,423	197,992
Increase (decrease) in Escrow Account	25,000	(25,000)	-
Increase (decrease) in accrued liabilities	38,429	(21,598)	16,831

NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company incurred a net loss of $44,936,912 in 2010 which increased the accumulated deficit to $44,889,813 at December 31, 2010.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management believes that adequate funding will be available to the Company to support its operations through continuing investments of equity by qualified investors, internally generated working capital and monetization of intellectual property assets.

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

NOTE 4 – CONVERTIBLE NOTE

Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan is unsecured, non-interest bearing, and was due on December 21, 2010.  The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.  Due to these provisions, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $538,249 resulted in a full discount to the note payable of $225,000 and the recognition of a loss on derivatives of $313,249. During the year ended December 31, 2010, the carrying value of the convertible note has been fully accreted over the term up to the face value of the convertible note.

On June 2, 2010, the Company issued 191,571 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2010, $225,000 of interest expense had been recorded and at December 31, 2010, the carrying value of the note is $58,333. The Company did not repay the remaining outstanding principal on the maturity date.

NOTE 5 - LONG-TERM DEBT

At December 31, 2010 and 2009, long-term debt was comprised of the following:

	2010	2009
Installment note payable to Security Bank, due $877 monthly, including interest at 6.8%, maturing September 1, 2013	$27,047	$34,707
Less estimated current maturities	9,000	8,400
	$18,047	$26,307

The estimated current maturities for the three years subsequent to December 31, 2010 were

2011	$9,000
2012	9,600
2013	8,447

NOTE 6 - OTHER COMMITMENTS AND CONTINGENCIES

Lease Agreement

Current manufacturing operations and management facilities five year lease expense is $5,014 monthly.

NOTE 7 – DERIVATIVE LIABILITY

The embedded conversion option in the Company’s convertible note described in Note 4 contains a conversion feature that qualifies for embedded derivative classification.  The fair value of this liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The fair value of the derivative liability on issuance was $538,249 and at December 31, 2010 the fair value was $35,520.  During the year ended December 31, 2010, the Company recognized a settlement of derivative liability through the conversion of debt of $197,352 and recorded a loss on the change in fair value of the derivative liabilities of $7,872.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

As at January 21, 2010	395%	0.30%	0%	0.90
June 2, 2010 (partial conversion of debenture)	311%	0.22%	0%	0.55
As at December 31, 2010	329%	1.02%	0%	2.50

NOTE 8 - SIGNIFICANT CASH AND/OR STOCK BASED ACQUISITIONS OF ASSETS

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

The Company acquired intellectual property from the Highland Group AB, the Swedish company which caused US Highland, Inc. March 31, 2010 transaction with no compensation at time of acquisition with agreement that a future compensation would be mutually agreed upon based on a twelve month implementation technology. Acquisition value was management's opinion of salable forward looking value of intellectual property rights to be formed and from which US Highland, Inc. acquired assets, its brand name, and the US Highland product line). US Highland has decreased the inventory value of assets from their earlier valuation due to the decreased fair market value created by the 2010 distressed economy and its effect upon the company's true sale value of these assets.

NOTE 9 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of this filing.

With the loss of The Company's three key executives in July 2010 plane crash The Company was forced to slow down the manufacturing of products launch. Additional key management team along with additional capital will be procured before moving forward in full product manufacturing launch in 2011.

ITEM 9.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company had not filed its SEC filings since the third quarter of 2011.  Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely. Management has retained the services of a new accounting firm, as well as an auditing firm specializing in public companies and a strong reputation in the auditing community. We have also hired a highly qualified Chief Financial Officer with extensive experience with public companies in the manufacturing industry. This newly implemented three tier process ties the Company’s bookkeeping activities with a full service accounting firm that handles all financial reporting activities and the Company’s interface with the selected auditing firm.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of the year ended December 31, 2010, our internal control over financial reporting is not effective based on those criteria.

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the SEC that permit the registrant to provide only management's report in this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

 There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit                            Description

31                                    Section 302 Certification of Principal Executive Officer

32                                    Section 906 Certification of Principal Executive Officer

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

                                                                                                                                                                  US Highland, Inc.

                                                                                  By: /s/ John R. Fitzpatrick, III,

                                                                                  John r. Fitzpatrick, III

                                                                                  President, Chief Executive Officer and Chief Financial Officer

                                                                                                                                                                  (Principal Executive, Financial and Accounting Officer)

Date: September 11, 2013

                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Fitzpatrick, III                   Chief Executive Officer, Chief Financial Officer and Director            September 11, 2013

John R. Fitzpatrick, III                         (Principal Executive, Financial and Accounting Officer)

/s/ Robert Harris                                   Director                                                                                                     September 11, 2013

Robert Harris

/s/ Kevin Malone                                 Director                                                                                                     September 11, 2013

Kevin Malone

/s/ Patrick Holmes                                 President and Director                                                                           September 11, 2013

Patrick Holmes