Form 10-K
period 2012-12-31
US Highland, Inc.
filed 2014-03-10
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2012 OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to___________   Commission file number: 000-54624

US HIGHLAND, INC.

(Exact name of registrant as specified in its charter)

              Oklahoma                                                                        26-4144571

     (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

       1411 N. 105th East Avenue, Tulsa, OK                                                   74116

      (Address of principal executive offices)                                              (Zip Code)

Registrant's Telephone number, including area code:  (918)-895-8300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

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

As of March 6, 2014 there were 77,727,663 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

US Highland, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

PART I

ITEM 1. BUSINESS

Corporate History

US Highland, Inc. (“US Highland” or the “Registrant” or the “Company”) was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On February 26, 1999, an amendment was filed that changed the name of the entity to Powerhouse Productions, L.L.C.

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

Subsequent to the merger with US Highland, Inc., an Oklahoma corporation, the Registrant no longer pursued its prior business plan. As a result, the Registrant entered into an Asset Purchase Agreement with Shane Harwell, an officer and director of the Registrant. Pursuant to the Asset Purchase Agreement dated December 21, 2009, the Registrant sold all rights, title and interest to the purchased assets to Mr. Harwell for the consideration of 950,000 common shares.

Current Corporate Operations

US Highland is a recreational powersports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. US Highland moved its manufacturing equipment and tooling to the United States from Sweden and is currently preparing to begin engine assembly operations in Tulsa, Oklahoma beginning in February 2014. The operations will require $2,188,000 over the course of 2014 and will include the launch in February of its single cylinder engines and an early summer 2014 launch of its twin cylinder engines. US Highland requires the services of many manufacturing subcontractors, as is typical for the industry. US Highland is currently operating from a single location in Tulsa, Oklahoma located at 1411 N. 105th East Avenue in the Pine Industrial complex just southeast of the Tulsa International Airport.

US Highland's business development strategy includes:

- Multinational Business Model. US Highland anticipates launching its manufacturing operations for large and small OEMs in the United States utilizing engineering and technology developed in Sweden.

- OEM Manufacturing. US Highland will develop, license and manufacture small displacement (250cc-1150cc), metric, water-cooled engines for individual customers and both large and small OEM manufacturers and will utilize co-branding and co-marketing activities to further its business development objectives.

- Road Shows. US Highland will utilize road shows to promote its entire line of engines and its brand.

- Media Promotions. US Highland will fully employ both traditional and innovative marketing venues to advertise, promote, and drive US Highland brand awareness utilizing the following:

- Internet promotions

- Trade shows and events, including the Indianapolis Dealer Expo and others

- Trade publication advertisements

- Trade publication editorials and product reviews

- Trade and Business Wire press releases

- Marketing collateral

Products

US Highland products include single and twin cylinder engines from 250cc to 1150cc displacement.

Single and Twin Cylinder Engines – US Highland has four powerful engine platforms two of which are single cylinder engines and two different V-Twin engines. The single cylinder engines come in two varieties: a smaller displacement 250cc and 350cc engines and a larger displacement 350cc, 450cc and 507cc engines. The V-Twin platforms come in two separate types: a 60̊ V-Twin platform including the 750cc and 950cc engines and the 90°  V-Twin platform consisting of the 1050cc and 1150cc engines. These nine engines were developed in US Highland's active race program during the years 2009 and 2010. US Highland proprietary engines are lightweight, high horsepower, and fuel injected. US Highland engines also use the proprietary US Highland throttle body, which delivers smooth, linearly proportional throttle response unlike conventional systems that deliver uneven throttle response.

US Highland also has an entire line of prototype motorcycles, UTVs and ATVs that it will use to develop in the licensing process to establish joint ventures with OEMs interested in pursuing product lines based on these proprietary new technologies. These prototypes consist of the following vehicles which are based on US Highland’s entire family of engine platforms:

- 350cc Entry Level Dual Sport

- 450cc MX, Enduro, & Supermotard

- 507cc MX, Enduro, & Supermotard

- 950cc Street Tracker, Dirt Tracker, Outback, & Urban Assault

- 1050cc Viking

- Quads/ATVs/UTVs of various sizes

Intellectual Property and Trademarks

US Highland owns the intellectual property corresponding to the 350cc, 450cc, 507cc, 750cc, 950cc engines and was granted  limited intellectual property rights to an 1150cc engine by Folan AB. The 1150cc is limited to the right to modify, manufacture and sell the 1150cc engine into the flat bottom boat market exclusively in the United States. US Highland has also developed a unique throttle body which allows "linear proportional air flow" control to the engine. Conventional throttle bodies do not have linear response, requiring operators to mentally adjust to uneven response from the throttle. US Highland owns US Registered Trademark “HIGHLAND”, which is the subject of U. S. Trademark Registration No. 2,362,734 which was issued on June 27, 2000. US Highland has also applied on December 20, 2011 for two additional US Registered Trademarks, “POWERED BY US HIGHLAND” on December 19, 2011 and “AMERICAN MADE PERFORMANCE”.

The Market, Sales, and Business Development

US Highland has created the following market analysis using information gathered from Dealer Net, Motorcycle Industry Council and JD Powers & Associates.

US Highland Target Markets

US Highland is in the business to manufacture and sell water-cooled, fuel injected small displacement metric engines through 3 sales channels. US Highland will target the global dual purpose, ATV, UTV, off-road and on-road motorcycle markets with its initial market entry of a 450cc single cylinder and 950cc twin cylinder fully capitalizing on its current product offering. These market segments are to be reached through direct consumer selling, wholesale, custom builders and OEM sales channels.  US Highland has plans to sell a total of 6 engines based off of the single cylinder and twin cylinder platforms.

Industry Analysis

Market data for the motorcycle industry shows that the industry is growing in most global market segments, with Europe showing flat sales, illustrating generally positive expected performance of the powersports industry for the next 5+ years. It is important to note that 45% for on-road motorcycles, 45% for ATV plus 10% for off-road motorcycles show a good balance within the powersports industry. Honda, Harley Davidson and Polaris Industries are the largest OEMs for many global markets.  Estimated new unit sales for the U.S. powersport market is 1.4mm units annually. [1]   US Highland management believes the metric parts and accessory sales volume to be approximately $3.6B annually. US Highland has chosen the U.S. market as its primary target and domicile market.

OEM (Original Equipment Manufacture) Cycle

The OEM motorcycle market is a cyclical business, with the largest sales occurring during late summer and fall for next years models.  Time to market for new products can be 8-14 months before final units are produced, tested and capable of delivery to the public. Finished goods can remain selling for 5+ years, before model changes are needed.

On-Road Motorcycles Market

Comparisons between the dirt bike sales forecast and the total motorcycle sales forecast illustrates that on-road or street motorcycles represent a much larger market segment, by a ratio of 4.5:1. Harley Davidson continues to have the largest market share of this market segment. [2]

On-Road Seasonality

On-road seasonality is even more severe than off-road seasonality. In the on-road market segment, summer month sales are the strongest, though spring sales are within 20-30% of summer sales. Winter sales are as much as 75% lower than summer sales.

Dual Sport Market

2012 data indicates this segment as the fastest growing segment, with the largest gains. US Highland engines are dual purpose ready.

Wholesale/Custom Builder Market

With the growing and positive movement in product customization, US Highland management estimates that more “NEW” powersport manufactures will be entering the market than ever before.  Currently no other US supplier offers 250cc-1150cc metric engines available for sale.  US Highland management believes that by comparison the V-Twin market is offering products sold specifically for the On-Road market, the estimated market size for the V-Twin parts and accessory market is $1.6B annually.  US Highland will fully capitalize on this market opportunity and offer metric engines for the use in any type of powersport product representing 4 times the available sales of the V-Twin market.

Pricing Analysis

Purchasing is very different between sales channels.  Where OEM customers are high volume and low margin and consumer direct sales will be low volume with higher margin.  US Highland will see the benefit of working all 3 sales channels (consumer direct, wholesale and OEM) to lower parts prices and increase margin for consumer direct sales.

Sales

US Highland targets global OEM providers, looking for high quality performance motorcycles and ATVs engines.  Sales through established dealer networks and custom builders are critical to any powersports company success. US Highland has established relationships with many wholesale builders. US Highland has an aggressive digital media strategy aimed at the direct consumer.  Product can be directly purchased and supported online.

[1] Motorcycle Industry Council (www.mic.org) and ATV Safety Institute (atvsafety.org)

[2] Motorcycle Industry Council ( www.mic.org)

Business Development

Developing strong relationships with global motorcycle manufacturers has been a major focus of the company over the past year. This effort is starting to pay off as US Highland hopes to announce a major Memorandum of Understanding in the second quarter of 2014 with a major powersports manufacturer that will utilize US Highland engines in their final products.

US Highland and its executives have a long history with other powersports OEMs. As a technology provider, US Highland is often perceived by other manufacturers as an engine supplier rather than a competitor.

Strategic Location

Tulsa, Oklahoma

We have strategically located the manufacturing and distribution portions of the business to Tulsa, retaining Rollox AB to provide enhanced product development, testing and engineering activities from its facilities in Sweden. Rollox provides US Highland with engineering and product development services on a contract for services basis including the use of its engine and vehicle dyno laboratory for initial product testing and to assure product readiness for EPA certification and durability. Tulsa, Oklahoma is located relatively centrally in the United States. Tulsa is a recognized major North American shipping hub with several major interstate highways, railways, and an international airport. The following are road-based shipping distances to other major shipping hubs:

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

Subcontracting

Many subcontractors are required for the high variety of components required to produce engine products. US Highland uses subcontractors for tool and die work, casting, various complex machining operations, and various other capital intensive or low ROI operations which would therefore be unwise to perform in house. Vendors, suppliers, and subcontractors are pre-qualified by US Highland's quality and purchasing personnel. Suppliers must meet minimum capability, lead time, and quality requirements to be eligible to participate in US Highland's vendor and subcontractor pool. US Highland utilizes an internally developed Production Part Approval Process (PPAP) that ensures that suppliers are not only capable of producing high quality parts but also capable of scaling up production without a degradation of quality.

Final Assembly and Quality Assurance

Final assembly and quality assurance are overseen by US Highland's award winning engine designer and director of manufacturing, Steven “Posie” Pfaff, whose 120 cubic inch square block engine won engine of the year in 2011. The engine technicians are selected from a pool of highly skilled work force out of the aerospace and manufacturing support industries long associated with Tulsa’s strong growth in quality oriented manufacturing jobs.

Logistics

US Highland has in-house experts in logistics and supply chain management. These experts monitor product flow from vendors and subcontractors and to customers.

Manufacturing Management

A significant percentage of the overall budget of US Highland each year is used to support manufacturing operations, either for new product development prototyping or volume production, competent management is essential. US Highland's manufacturing managers have extensive experience in lean manufacturing as practiced in the Toyota Production System, quality assurance, MRP/ERP, Six Sigma, costing system optimization, and the various other disciplines required to operate a lean, profitable, and responsive manufacturing operation.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

The registrant's principle executive and manufacturing offices are located at 1411 N. 105th East Avenue, Tulsa, OK 74116. The registrant's primary phone number is 918-895-8300. Current manufacturing operations include 6,000 square feet for general manufacturing, machining, and final assembly and 2,500 square feet for administration. US Highland management believes that this current facility is adequate for its current operations. The current monthly lease rate is $5,180 per month. US Highland is operating on a seven (7) year lease that commenced on January 23, 2012 and terminates on March 31, 2019. The base lease rate increases $0.25 per square foot per year starting at $6.50 per square foot on February 1, 2014 and ending at $7.75 per square foot in 2019. There is also a variable maintenance fee that is currently $861.83 that increases year to year based on increases/decreases in the average utility costs.  US Highland has the option to extend the lease with 180 day prior notice to the landlord with terms to be negotiated at the time of the extension.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 17, 2008, our common stock was listed for the first time on the OTC Bulletin Board under the symbol "HRCM". On March 31, 2010, due to our name change, our symbol was changed to “UHLN”.

The following table sets forth the range of high and low bid quotations for the Registrant's common stock. The quotations represent interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

3/31/11	3.90	1.50
6/30/11	12.00	3.00
9/30/11	12.00	4.20
12/31/11	15.60	6.00

3/31/12	6.90	0.30
6/30/12	1.25	0.60
9/30/12	1.50	0.25
12/31/12	1.01	0.49

Registered Holders of Our Common Stock

As at February 3, 2014, there were approximately 126 shareholders of the Registrant.

Dividends

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

Recent Sales of Unregistered Securities

On October 28, 2013, the Company issued 533,333 shares of common stock to AMHC Managed Services Inc. in consideration for the early termination of their management services contract. The shares were valued at $0.27 per share, the fair value on the date of issuance.

On March 18, 2013, Robert H. Harris, a director of the Company, converted the $21,000 loan due him from the Company into 420,000 shares of common stock. The amount due was non-interest bearing and had no specific terms of repayment. The fair value of the common stock on the date of issuance was $0.55 per share resulting in a loss on settlement of debt of $210,000.

On March 13, 2013, the Company issued 4,500,000 shares of common stock to John Gibbs for cash proceeds at $0.05 per share.

On February 15, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds at $0.0005 per share to AMHC Managed Services Inc. upon the exercise of a warrant issued on January 23, 2013 for contract for management services.

On December 10, 2012, the Company issued 2,000,000 shares of common stock for cash proceeds at $0.0005 per share to AMHC Managed Services Inc. upon the exercise of a warrant issued on October 1, 2012 for contract for management services.

On December 3, 2012, the Company issued 500,000 shares of common stock to Patrick Holmes, a director, for cash proceeds at $0.05 per share.

On November 2, 2012, the Company issued 5,000,000 shares of common stock to John Gibbs for cash proceeds at $0.05 per share.

All the foregoing issuances were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

Overview

The Company is a recreational powersports original equipment manufacturer (“OEM”), which develops motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

Results of Operations

For the years ended December 31, 2012 and December 31, 2011

Revenues

During the year ended December 31, 2012, the Company had no revenues, as compared with total revenues of $12,000 for the year ended December 31, 2011 due to the change in the Company’s business plan and operations from communications to recreational power sports, the engineering development of its motorcycles and engines, and the loss of the lives of key executives as a result of an aircraft accident. The 2011 revenues consisted of engineering services.

Operating Expenses

Operating expenses for the year ended December 31, 2012 were $3,438,483, which was comprised primarily of $903,278 for general and administrative expenses, $1,154,179 for professional expenses and $1,194,163 for consulting expenses as compared to operating expenses of $1,693,760 for the year ended December 31, 2011, which was comprised primarily of $280,859 for general and administrative expenses, $435,007 for professional expenses and $907,739 for consulting expenses.  The main components of the increase in general and administrative expenses were an increase in payroll of $341,341 and an increase in rent and utilities of $114,144. The increase in general and administrative expenses of $622,419 and professional fees of $719,172 resulted primarily from the fact that 2012 was the first full year of operations following the corporate restructuring as a result of the accident in 2010 as compared to four months of operations in fiscal 2011.

Net Loss

Net loss for the year ended December 31, 2012 was $6,809,825, compared to net loss of $1,397,191 for the year ended 2011. The loss in fiscal 2012 includes $3,472,010 in interest expense and $4,044,231 loss on change in fair value of derivatives, offset by a gain on settlement of debt of $4,145,969. The loss in fiscal 2011 includes the issuance of common stock for compensation and services of $688,000 and $276,107 in interest expense, offset by a gain on change in fair value of derivatives of $658,030.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $10,498 and a working capital deficiency of $1,789,455. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. We estimated that we will require $2,188,000 over the twelve month period ending December 31, 2014. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

We cannot be certain that the required additional financing will be available or available on terms favorable to us. We currently do not have any arrangements or commitments in place for any other financings. If additional funds are raised by the issuance of our securities, existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

During fiscal 2012, we used $2,006,775 in cash in operating activities and paid $33,271 to acquire property and equipment.  This compares to fiscal 2011 when we used $978,167 in cash in operating activities and paid $6,713 to acquire property and equipment. We received proceeds of $1,720,000 from the issuance of notes payable and convertible debt during fiscal 2012, as compared to $1,109,400 in fiscal 2011.  We made cash repayments of $10,000 for notes payable in fiscal 2012 as compared to $70,939 in fiscal 2011.

As of December 31, 2012 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred a net loss of approximately $6,809,825 for the year ended December 31, 2012. In addition, at December 31, 2012, there is an accumulated deficit of $53,096,829.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or available from external sources such as debt or equity financings, or other potential sources. The inability to generate cash flow from operations or to raise capital from external sources will force the Company to substantially curtail and cease operations, therefore, having a material adverse effect on its business. Furthermore, there can be no assurance that any funds, if available, will possess attractive terms or not have a significant dilutive effect on the Company’s existing stockholders.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the consolidated financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements contain additional note disclosures describing the circumstances that lead to the auditor’s opinion. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US Highland, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of US Highland, Inc.

Tulsa, Oklahoma

We have audited the accompanying balance sheets of US Highland, Inc as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. US Highland, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Highland, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2012 have been prepared assuming that the Company will continue as a going concern. As more fully noted in Note 1 to the financial statements, the Company has incurred the substantial accumulated deficits and operating losses and has a working capital deficiency of $1,746,849. These conditions raise substantial doubt the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

March 10, 2014

Consolidated Balance Sheets

US Highland, Inc.

(Expressed in US dollars)

	December 31, 2012 $	December 31, 2011 $

ASSETS

Current Assets

Cash	10,498	65,544
Prepaid expenses	7,119	50,450

Total Current Assets	17,617	115,994
Long-term deposits	11,756	1,809
Property and Equipment, net	30,850	6,023

Total Assets	60,223	123,826

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	402,903	222,118
Accrued liabilities	182,472	65,630
Convertible debentures	58,333	190,236
Derivative liabilities	941,464	646,831
Loans payable	221,900	111,900

Total Liabilities	1,807,072	1,236,715

Commitments

Stockholders’ Deficiency

Common Stock, 100,000,000 shares authorized, $0.01 par value; 67,757,669 (2011 – 868,778) shares issued and outstanding	672,743	8,687

Common Stock Reserved for Future Issuance	114,303	93,100

Subscriptions Receivable	(1,000)	–

Additional Paid-in Capital	51,337,434	45,845,828

Deficit	(53,096,829)	(46,287,004)

	(973,349)	(339,389)

Treasury Stock – 58,333 shares	(773,500)	(773,500)

Total Stockholders’ Deficiency	(1,746,849)	(1,112,889)

Total Liabilities and Stockholders’ Deficiency	60,223	123,826

(The accompanying notes are an integral part of these consolidated financial statements)

Consolidated Statements of Operations

US Highland, Inc.

(Expressed in US dollars)

	Years Ended
	December 31,
	2012	2011
	$	$

Revenue	–	12,000

Operating Expenses

Consulting	1,194,163	907,739
Depreciation	8,444	690
General and administrative	903,278	280,859
Professional fees	1,154,179	435,007
Research and development	178,419	69,465

Total Operating Expenses	3,438,483	1,693,760

Operating Loss	(3,438,483)	(1,681,760)

Other Income (Expense)

Interest expense	(3,472,010)	(276,107)
Interest income	71	49
Change in fair value of derivatives	(4,044,231)	658,030
Net loss on asset sale	–	(3,933)
Other income (expense)	(1,141)	2,754
Gain (loss) on settlement of debt	4,145,969	(96,224)

Total Other Income (Expense)	(3,371,342)	284,569

Net Loss	(6,809,825)	(1,397,191)

Net Loss Per Common Share – Basic and Diluted	(0.22)	(1.77)

Weighted Average Number of Common Shares Outstanding	31,585,700	789,500

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Years Ended December 31,
	2012	2011
	$	$

Operating Activities

Net loss	(6,809,825)	(1,397,191)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	8,444	690
Accretion expense	3,343,038	131,505
Change in fair value of derivative	4,044,231	(658,030)
Gain (loss) on settlement of debt	(4,145,969)	72,500
Warrants issued for consulting services	1,179,996	219,341
Shares issuable for interest expense	21,203	93,100
Stock-based compensation	14,167	688,000

Changes in operating assets and liabilities:

Prepaid expenses and deposits	33,384	(50,173)
Accounts payable and accrued liabilities	304,556	(77,909)

Net Cash Used in Operating Activities	(2,006,775)	(978,167)

Investing Activities

Investment in property and equipment	(33,271)	(6,713)

Net Cash Used in Investing Activities	(33,271)	(6,713)

Financing Activities

Proceeds from convertible debt	1,600,000	1,050,000
Proceeds from notes payable	120,000	59,400
Repayment of notes	(10,000)	(70,939)
Proceeds from issuance of common stock	275,000	–

Net Cash Provided by Financing Activities	1,985,000	1,038,461

Increase (Decrease) In Cash	(55,046)	53,581

Cash - Beginning of Year	65,544	11,963

Cash - End of Year	10,498	65,544

Non-cash Investing and Financing Activities

Common stock issued to settle debt	2,650,000	72,500
Common stock issued for services and compensation	14,167	688,000

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statement of Stockholders’ Equity (Deficiency)

For the Years Ended December 31, 2012 and 2011

(Expressed in US dollars)

				Common
				Stock
			Additional	Reserved	Stock	Retained
	Common Stock		Paid-in	For Future	Subscriptions	Earnings	Treasury
	Shares	Amount	Capital	Issuance	Receivable	(Deficit)	Stock	Total
	#	$	$	$	$	$	$	$

Balance, December 31, 2010	750,442	7,504	45,197,011	–	–	(44,889,813)	(884,000)	(569,298)

Shares issued to settle debt	6,667	67	19,933	–	–	–	–	20,000

Shares issued for consulting services	103,335	1,033	686,967	–	–	–	–	688,000

Shares issued to settle lawsuit	8,334	83	(58,083)	–	–	–	110,500	52,500

Shares issuable in payment of accrued interest	–	–	–	93,100	–	–	–	93,100

Net loss for the year	–	–	–	–	–	(1,397,191)	–	(1,397,191)

Balance, December 31, 2011	868,778	8,687	45,845,828	93,100	–	(46,287,004)	(773,500)	(1,112,889)

Shares issued upon conversion of warrants	2,000,000	20,000	1,180,995	–	(1,000)	–	–	1,199,995

Beneficial conversion features	–	–	2,015,500	–	–	–	–	2,015,500

Shares issued for consulting services	500,000	167	14,000	–	–	–	–	14,167

Shares issued upon conversion of debentures	58,888,891	588,889	2,061,111	–	–	–	–	2,650,000

Shares issued for cash	5,500,000	55,000	220,000	–	–	–	–	275,000

Shares issuable in payment of accrued interest	–	–	–	21,203	–	–	–	21,203

Net loss for the year	–	–	–	–	–	(6,809,825)	–	(6,809,825)

Balance, December 31, 2012	67,757,669	672,743	51,337,434	114,303	(1,000)	(53,096,829)	(773,500)	(1,746,849)

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

1.         Nature of Operations

US Highland, Inc. was originally formed as a Limited Liability Company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma.  On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc.  On January 25, 2010, Articles of Merger were filed with the state of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. (the “Company”) is a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has suffered recurring losses from operations, and as of December 31, 2012, current liabilities exceed current assets by $1,789,455, and the Company has a deficit of $53,096,829. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)        Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, US Highlands Electric Inc.  All significant intercompany transactions and balances have been eliminated.

b)       Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, derivative liabilities, deferred income tax asset valuations, fair values of financial instruments and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)        Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)       Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets acquired as follows:

Computers and office equipment	3 years
Manufacturing equipment	5 - 10 years

e)        Shipping and Handling Costs

Shipping and handling costs of $22,208 and $0 are included in general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

f)        Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets.

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and.

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash and cash equivalents, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2012 or 2011. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 7 for additional information.

g)       Stock-based Compensation

The Company records stock-based compensation based on estimated fair values for all share-based awards made to employees and directors, including stock options.

The fair value of share-based awards on the date of grant is estimated using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Options granted to consultants are valued based at the fair value of the service received by the Company unless the amount is not readily determinable, in which case they are valued using the Black-Scholes model.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

h)       Basic and Diluted Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.

i)         Research and Development

Research and development costs are expensed as incurred.

j)         Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely that not that all or a portion of a deferred tax asset will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2012 or 2011.

k)       Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superseded SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

l)         Advertising

The Company expenses advertising costs as incurred.  Such costs totaled approximately $13,159 and $10,351 for 2012 and 2011, respectively.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

m)      Concentration of Business and Credit risk

The Company maintains cash balances in several financial institutions which currently are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may, at times, exceed the federally insured limits. The Company provides credit in the normal course of business to customers and performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  There were no sales during the year ending December 31, 2012. Sales to one customer represented 100% of the Company’s total sales for the year ending December 31, 2011.

n)       Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Cost $	Accumulated Depreciation $	December 31, 2012 Net Carrying Value $	December 31, 2011 Net Carrying Value $

Computers and office equipment	14,130	4,307	9,823	6,023
Manufacturing equipment	25,853	4,826	21,027	–
	39,983	9,133	30,850	6,023

4.     Loans Payable

Loans payable consist of the following:		December 31, 2012 $	December 31, 2011 $

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	38,400	38,400
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	17,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans are not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan is not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at December 31, 2012 and 2011, the Company recognized the fair value of 3,500 and 1,500 common shares issuable for interest expense of $114,303 and $93,100, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at December 31, 2012, the Company has also accrued interest expense of $13,160 (2011 - $6,440).

		56,000	56,000
d)	On August 28, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $75,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand.	75,000	–
e)	On October 3, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $45,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand.	45,000	–
		221,900	111,900

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

5.     Long-term Debt

At December 31, 2010, long-term debt was comprised of a $27,047 installment note payable to Security Bank, bearing interest at 6.8% and due on September 1, 2013.  At December 31, 2010, $9,000 of the note was due within the next year.  During the year ended December 31, 2011, the Company settled the note through the sale of the vehicle that secured the note.

6.     Convertible Debentures

a)        Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan is unsecured, non-interest bearing, and was due on December 21, 2010.  The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.  Due to these provisions, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $538,249 resulted in a full discount to the note payable of $225,000 and the recognition of a loss on derivatives of $313,249. During the year ended December 31, 2010, the carrying value of the convertible note had been fully accreted over the term up to the face value of the convertible note.

On June 2, 2010, the Company issued 6,386 post-reverse split restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2010, $225,000 of interest expense had been recorded. At December 31, 2012 and 2011, the carrying value of the note is $58,333. The Company did not repay the remaining outstanding principal on the maturity date.

b)       Effective May 18, 2011, the Company issued a convertible note for $700,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 10% and is due on May 18, 2012.  The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.  Due to these provisions, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $840,018 resulted in a full discount to the note payable of $700,000 and the recognition of a loss on derivatives of $140,018. During the year ended December 31, 2011, the Company recorded accretion of the discount of $125,937, increasing the carrying value of the convertible note to $125,938.  At December 31, 2011, the Company had accrued interest of $37,359.

On June 1, 2012, the Company entered into an amended securities purchase agreement and received additional proceeds of $150,000.  Pursuant to the amended securities purchase agreement, the Company issued a new convertible note (the “2012 Note”) for total aggregate proceeds received of $850,000.  The 2012 Note bears interest at 10% per annum and all unpaid principal and accrued interest on the modified note shall be due and payable on June 1, 2013.  The 2012 Note is convertible, at any time, in whole or in part into common stock of the Company at a conversion price equal to $0.045 per share.  In addition, the Company issued the lender a warrant to purchase 212,500 shares of the Company’s common stock for three years at an exercise price equal to the lower of $0.20 per share or 75% of the average closing bid price for the 30 trading days preceding the exercise date.

As the present value of the future cash flows was well over 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note as extinguished and exchanged for a new convertible note. During the year ended December 31, 2012, the Company recorded accretion of the discount of the original note to the modification date of $574,064.  The fair value of the modified debt was compared to the carrying value of the old debt and the Company recorded a gain on extinguishment of debt of $1,744,770.

The net proceeds of $850,000 of the 2012 Note were allocated based on the relative fair values of the convertible note and the warrants issued at time of issuance. The Company allocated $210,000 of the net proceeds to the warrants.  This resulted in a warrant derivative liability of $210,000 and the convertible debt is initially recorded at $640,000 (net of the discount that arises from the allocation of proceeds to the warrants $210,000).   The Company recognized the intrinsic value of the embedded beneficial conversion feature of $640,000 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $Nil.

On July 12, 2012, the Company settled the 2012 Note by issuing 18,888,889 shares of the Company’s common stock.  The recorded $850,000 of accretion relating to the discount on the 2012 Note as the Company recognized the unamortized discount as interest expense upon conversion.

6.     Convertible Debentures (continued)

c)        Effective December 21, 2011, the Company issued a $350,000 convertible note and 11,667 post-reverse split warrants to purchase 11,667 post-reverse split shares of the Company’s common stock. Pursuant to the terms of the agreement, the

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

loan is unsecured, bears interest at 10% and is due on December 21, 2012.  The Company received additional subscriptions of $650,000 and issued an additional $650,000 of convertible notes and 21,667 post-reverse split warrants to purchase 21,667 post-reverse split shares of the Company’s common stock in fiscal 2012

The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.  The warrants are convertible into shares of the Company’s common stock at any time at a variable conversion price equal to the lower of $6.00 per post-reverse split share and 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments. Due to these provisions, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $418,939 and warrants of $146,864, resulted in a discount to the note payable of $350,000 and the recognition of a loss on derivatives of $215,803. During the year ended December 31, 2011, the Company recorded accretion of the discount of $6,008, increasing the carrying value of the convertible note to $6,008.  At December 31, 2011, the Company had accrued interest of $4,999.

On June 1, 2012, the Company entered into an amended securities purchase agreement and received additional proceeds of $150,000.  Pursuant to the amended securities purchase agreement, the Company issued a new convertible note (the “Second 2012 Note”) for total aggregate proceeds received of $1,150,000.  The Second 2012 Note bears interest at 10% per annum and all unpaid principal and accrued interest on the modified note shall be due and payable on June 1, 2013.  The 2012 Note is convertible, at any time, in whole or in part into common stock of the Company at a conversion price equal to $0.045 per share.  In addition, the Company issued the lender a warrant to purchase 287,500 shares of the Company’s common stock for three years at an exercise price equal to the lower of $0.20 per share, or 75% of the average Closing Bid Price for the 30 trading days preceding the exercise date.

As the present value of the future cash flows was well over 10% different than the cash flows of the original debt, it is determined that the original and new debt instruments are substantially different and the Company treated the original convertible note as extinguished and exchanged for a new convertible note. During the year ended December 31, 2012, the Company recorded accretion of the discount of the original note to the modification date of $109,553.  The fair value of the modified debt was compared to the carrying value of the old debt and the Company recorded a gain on extinguishment of debt of $1,711,361.

The net proceeds of $1,150,000 of the Second 2012 Note were allocated based on the relative fair values of the convertible note and the warrants issued at time of issuance. The Company allocated $284,100 of the net proceeds to the warrants.  This resulted in a warrant derivative liability of $284,100 and the convertible debt is initially recorded at $865,900 (net of the discount that arises from the allocation of proceeds to the warrants $284,100).   The Company recognized the intrinsic value of the embedded beneficial conversion feature of $865,900 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $Nil.

On July 12, 2012, the Company settled the 2012 Note by issuing 25,555,556 shares of the Company’s common stock.  The Company recorded recognized the unamortized discount as interest expense upon conversion. The recorded $650,000 of accretion relating to the discount on the 2012 Note as the Company recognized the unamortized discount as interest expense upon conversion.

d)       During the year ended December 31, 2012, the Company issued a convertible note for $500,000 and 250,000 warrants to purchase 250,000 post-reverse split shares of the Company’s common stock. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 10% and is due on April 1, 2013.  The warrants are exercisable into common shares of the Company at the lower of $0.20 or 75% of the average closing bid price of the 30 trading days immediately preceding the exercise date.  The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.

Due to these provisions, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $595,788 and warrants of $252,373, resulted in a discount to the note payable of $500,000 and the recognition of a loss on derivatives of $348,161.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

6.     Convertible Debentures (continued)

On June 1, 2012, the Company entered into an amended securities purchase agreement and received additional proceeds of $150,000.  Pursuant to the amended securities purchase agreement, the Company issued a new convertible note (the “Third 2012 Note”) for total aggregate proceeds received of $650,000.  The Third 2012 Note bears interest at 10% per annum and all unpaid principal and accrued interest on the modified note shall be due and payable on June 1, 2013.  The Third 2012 Note is convertible, at any time, in whole or in part into common stock of the Company at a conversion price equal to $0.045 per share.  In addition, the Company issued the lender a warrant to purchase 162,500 shares of the Company’s common stock for three years at an exercise price equal to the lower of $0.20 per share, or 75% of the average Closing Bid Price for the 30 trading days preceding the exercise date.

As the present value of the future cash flows was well over 10% different than the cash flows of the original debt, it is determined that the original and new debt instruments are substantially different and the Company treated the original convertible note as extinguished and exchanged for a new convertible note. During the year ended December 31, 2012, the Company recorded accretion of the discount of the original note to the modification date of $9,379.  The fair value of the modified debt was compared to the carrying value of the old debt and the Company recorded a gain on extinguishment of debt of $732,909.

The net proceeds of $650,000 of the Third 2012 Note were allocated based on the relative fair values of the convertible note and the warrants issued at time of issuance. The Company allocated $140,400 of the net proceeds to the warrants.  This resulted in a warrant derivative liability of $140,400 and the convertible debt is initially recorded at $509,600 (net of the discount that arises from the allocation of proceeds to the warrants $140,400).   The Company recognized the intrinsic value of the embedded beneficial conversion feature of $509,600 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $Nil.

On July 12, 2012, the Company settled the 2012 Note by issuing 14,444,444 shares of the Company’s common stock.  The Company recorded recognized the unamortized discount as interest expense upon conversion. The recorded $1,150,000 of accretion relating to the discount on the 2012 Note as the Company recognized the unamortized discount as interest expense upon conversion.

7.     Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 6 contain conversion features that qualify for embedded derivative classification.  The warrants described in Notes 6(c), 6(d) and 9 also qualify for derivative classification.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Derivative Liabilities
$

Balance, January 1, 2011	35,520

Addition of new derivative liabilities (embedded conversion option)	1,258,559
Addition of new derivative liabilities (warrants)	366,603
Change in fair value of warrants	(83,638)
Change in fair value of embedded conversion option	(930,213)

Balance December 31, 2011	646,831

Addition of new derivative liabilities (embedded conversion options)	1,010,478
Addition of new derivative liabilities (warrants)	2,134,182
Change in fair value of warrants	(364,842)
Change in fair value of embedded conversion option	4,059,964
Conversion of warrants	(1,199,995)
Settlement of embedded conversion options	(5,345,154)

Balance December 31, 2012	941,464

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

7.     Derivative Liabilities (continued)

The following table summarizes the change in fair value of derivatives:

Change in Fair Value of Derivative Liabilities
$

Year ended December 31, 2011:

Fair value of derivative liabilities in excess of note proceeds received	(355,821)
Change in fair value of derivative liabilities during year ended December 31, 2011	1,013,902

Change in fair value of derivatives	658,081

Year ended December 31, 2012:

Fair value of derivative liabilities in excess of note proceeds received	(349,109)
Change in fair value of derivative liabilities during year ended December 31, 2012	(3,695,122)

Change in fair value of derivatives	(4,044,231)

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.   The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

As at January 21, 2010	395%	0.30%	0%	0.90
June 2, 2010 (partial conversion of debenture)	311%	0.22%	0%	0.55
As at December 31, 2010	329%	1.02%	0%	2.50
At issuance	278% - 370%	0.13% - 0.40%	0%	0.98-3.00
At December 31, 2011	120% - 381%	0.12% - 0.36%	0%	0.38-2.98
At issuance	246% - 388%	0.13% - 0.62%	0%	0.75-5.00
At December 31, 2012	277% - 308%	0.27% - 0.41%	0%	1.97-2.50

8.     Common Stock

On April 13, 2012, the Company effected a reverse split of the issue and outstanding shares of common stock on a 30 old for 1 new basis. All share and per share amounts have been retroactively adjusted for all periods presented.

Share transactions for the year ended December 31, 2012:

a)        On July 1, 2012, the Company issued 58,888,891 shares of common stock upon the conversion of $2,650,000 of convertible notes described in Notes 6(b), 6(c) and 6(d).

b)       On July 31, 2012, the Company issued 500,000 shares of common stock with a fair value of $14,167 to a director for services.  The Company erred and should have issued the director 16,667 shares and cancelled 483,333 of the shares subsequent to December 31, 2012.

c)        On November 12, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $250,000.

d)       On November 30, 2012, the Company issued 500,000 shares of common stock for cash proceeds of $25,000.

e)        On December 10, 2012, the Company issued 2,000,000 shares of common stock upon the exercise of the 2,000,000 warrants described in Note 9(a) at $0.0005 per share.  The proceeds of $1,000 are included in common stock subscribed at December 31, 2012, and was subsequently received.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

8.     Common Stock (continued)

Share transactions for the year ended December 31, 2011:

f)        On March 31, 2011, the Company issued 6,667 post-reverse split shares with a fair value of $20,000 to settle debt.

g)       On August 31, 2011, the Company issued 100,002 post-reverse split shares with a fair value of $660,000 for consulting services.

h)       On September 20, 2011, the Company cancelled 3,334 post-reverse split shares of common stock that had been previously issued to consulting services.  The consulted failed to provide the agreed upon services and the Company reduced consulting expense by the fair value of the shares of $64,000.

i)         On October 25, 2011, the Company issued 6,667 post-reverse split shares of common stock with a fair value of $92,000 for consulting services.

j)         On December 30, 2011, the Company issued 8,334 post-reverse split shares of the Company’s treasury stock with a fair value of $52,500 pursuant to a settlement agreement to settle a lawsuit.

9.     Stock Purchase Warrants

a)       On October 1, 2012, the Company issued 2,000,000 warrants to purchase 2,000,000 common shares at $0.0005 per share for three years pursuant to the management securities agreement described in Note 10(f).  On December 7, 2012 the Company issued 2,000,000 common shares upon the exercise of the warrants.  Upon the exercise of the warrants the Company reclassified the fair value of the warrants of $1,199,995 to additional paid in capital.  During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the derivative liability of $19,999 prior to the exercise of the warrants.

b)     During the year ended December 31, 2012, the Company issued 934,166 (2011 - 11,667) post-reverse split warrants to purchase 934,166 (2011 - 11,667) post-reverse split shares of common stock pursuant to the convertible note agreements described in Notes 6(b), 6(c) and 6(d).

c)     On August 30, 2011, the Company issued 33,333 post-reverse split warrants to purchase 33,333 post-reverse split shares of common stock. The warrants are exercisable at the lower of (i) $6.00 per post-reverse split share or (ii) 75% of the average Closing Bid Price for the 30 Trading Days immediately preceding the exercise date.   The Company recorded the fair value of the warrants using the Black-Scholes pricing model of $219,739 as consulting expense.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2010	–	$ –	–

Issued	45,000	6.00

Balance December 31, 2011	45,000	$ 6.00	2.75 years

Issued	2,934,166	0.11
Exercised	2,000,000	0.0005

Balance December 31, 2012	979,166	$ 0.59	2.33 years

10.   Commitments

a)        The Company entered into a consulting agreement dated September 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 16,667 post-reverse split shares of common stock. The shares were issued on July 31, 2012.

b)       The Company entered into an employment agreement dated October 14, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $8,000 per month, increasing to $10,000 per month on the seventh month, and further to $12,000 per month on the tenth month.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

10.   Commitments (continued)

c)        The Company entered into a consulting agreement dated October 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 6,667 post-reverse split shares of common stock. The shares were issued on October 25, 2011.

d)       The Company entered into an employment agreement dated November 10, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month.

e)        The Company entered into two employment agreements dated November 10, 2011, effective June 15, 2011, with two employees for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay each employee $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month.

f)        On October 1, 2012, the Company entered into a management securities agreement with a consultant.  Pursuant to the agreement the Consultant will provide management services for a period of one year in consideration for a warrant to purchase 2,000,000 common shares of the Company at $0.0005 per share for 3 years (exercised).  An amendment to the services agreement entered into on January 23, 2013.  Pursuant to the amendment the consultant will provide additional services in consideration for $20,000 per month from February 1, 2013 to March 31, 2014 and a warrant to purchase 5,000,000 common shares of the Company at $0.0005 per share for 3 years (exercised subsequently).  On October 28, 2013, the Company entered into a settlement agreement to terminate the contract with the consultant effective July 10, 2013. Refer to Note 9(a) and 12(a).

g)       During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015.  On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019.  Refer to Note 12(h). The Company’s future minimum lease payments for the next five years are as follows:

Fiscal year ending December 31, 2013	$ 62,855
Fiscal year ending December 31, 2014	51,652
Fiscal year ending December 31, 2015	53,645
Fiscal year ending December 31, 2016	55,638
Fiscal year ending December 31, 2017	57,631
$ 281,421

h)       The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

11.  Income Taxes

Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended December 31, 2012 and 2011. At December 31, 2012, $6,836,009 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2030. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

11.  Income Taxes (continued)

The components of the net deferred tax asset at December 31, 2012, and 2011, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31, 2012	December 31, 2011

Net loss before taxes	$(6,809,825)	$(1,397,191)
Statutory rate	34%	34%

Computed expected tax (recovery)	$(2,315,341)	$(475,045)
Depreciation	2,871	235
Accretion	1,136,633	44,712
Loss on derivatives	1,375,039	(223,730)
Loss (gain) on settlement of debt	(1,409,629)	24,650
Stock-based compensation	413,224	340,150
Net operating loss	797,203	289,029
Valuation allowance	(797,203)	(289,029)

Net deferred taxes	$–	$–

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of December 31, 2012 and 2011, the Company did not recognize any liability for unrecognized tax benefits.

12.   Subsequent Events

a)        Effective October 28, 2013, the Company entered into a settlement agreement with the consultant described in Note 10(f).  Pursuant to the settlement agreement the consultant agreed to terminate the previous agreements in exchange for 533,333 shares of common stock and $40,000. The shares were valued at $0.27 per share, the fair value on the date of issuance.

b)       On March 13, 2013, the Company issued 4,500,000 shares of common stock to John Gibbs in consideration for cash at $0.05 per share.

c)        On March 18, 2013, a director of the Company converted $21,000 of amounts owed to him by the Company into 420,000 shares of common stock. The amount owed had no terms of repayment and was non-interest bearing. The fair value of the common stock on the date of issuance was $0.55 per share resulting in a loss on settlement of debt of $210,000.

d)       On February 15, 2013, the Company issued 5,000,000 shares of common upon the exercise of the 5,000,000 share purchase warrants at $0.0005 per share described in Note 10(f) for cash proceeds of $2,500.

e)        Financing

a.        On July 25, 2013, the Company received proceeds of $500,000 and issued a $500,000 convertible note and 12,500,000 warrants to purchase 12,500,000 shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014.   The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.  In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

The note may be prepaid by the Company without penalty with 30 days prior notice.  The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments.  The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note.

b.        On July 25, 2013, the Company received additional proceeds of $500,000 and issued an additional $500,000 convertible note and 12,500,000 warrants to purchase 12,500,000 shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014.   The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

US Highland, Inc.
Notes to the Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

12.   Subsequent Events (continued)

The note may be prepaid by the Company without penalty with 30 days prior notice.  The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments.  The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note.

f)        Material Agreements

a.        Contract Employment Agreements

                                                               i.      On August 1, 2013, the Company entered a consulting agreement with a consultant who will provide consulting services until December 31, 2013 and thereafter on a month-to-month basis in consideration for $2,500 per month.

                                                              ii.      On September 4, 2013, the Company entered a consulting agreement with a consultant who will provide sales and marketing services until January 3, 2014 in consideration for $3,600 per month and a warrant to purchase 100,000 shares of common stock at $0.005 for one year.

g)       Settlement Agreements for buyout of employment contracts

                                                               i.            On April 1, 2013, the Company entered into a settlement agreement with a consultant.  Pursuant to the agreement the Company paid $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 for three years to settle $35,000 of services provided in 2012.

                                                              ii.            On April 8, 2013, the Company entered into a settlement agreement with a consultant.  Pursuant to the agreement the Company paid $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 for three years to settle $55,000 of services provided in 2012.

                                                            iii.            On December 23, 2013, the Company entered into a settlement agreement with a consultant.  Pursuant to the agreement the Company paid $7,500 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 for three years to settle $50,000 of services provided in 2012.

                                                            iv.            On January 1, 2013, the Company entered into a settlement agreement with a consultant.  Pursuant to the agreement the Company issued a warrant to purchase 155,000 shares of common stock at $0.0005 for three years to settle $23,000 of services provided in 2012.

                                                              v.            On December 30, 2013, the Company entered into a settlement agreement with a consultant.  Pursuant to the agreement the Company issued a warrant to purchase 135,000 shares of common stock at $0.0005 for three years to settle $15,000 of services provided in 2012.

                                                            vi.            On August 1, 2013, the Company entered into a settlement agreement with a consultant.  Pursuant to the agreement the Company issued a warrant to purchase 100,000 shares of common stock at $0.0005 for three years to settle $12,500 of services provided in 2012 and 2013.

                                                           vii.            On January 2, 2014, the Company entered into a settlement agreement with a consultant.  Pursuant to the agreement the Company issued a warrant to purchase 43,750 shares of common stock at $0.0005 for three years to settle $21,250 of services provided in 2012.

h)       On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019.  Refer to Note 10(g).

i)         On December 23, 2013, the Board approved an amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000 shares and authorize 3,550,000 shares of “blank check” preferred stock, par value $0.01.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company had not filed its quarterly reports or any annual reports with the SEC since the third quarter of 2011.  Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely. Management has retained the services of a new accounting firm, as well as an auditing firm specializing in public companies and a strong reputation in the auditing community. We have also hired a highly qualified Chief Financial Officer with extensive experience with public companies in the manufacturing industry. This newly implemented three tier process ties the Company’s bookkeeping activities with a full service accounting firm that handles all financial reporting activities and the Company’s interface with the selected auditing firm.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;



provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, our management has concluded that, as of the year ended December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers:

Name and Age	Position	Term

Robert H. Harris, 49	Chairman	September 2011 to Present
John R. Fitzpatrick, III, 57	President, CEO, CFO & Director	September 2011 to Present
Adrian Lee, 50	Director	October 2011 to February 2013
Patrick Holmes, 62	Director	November 2012 to Present
Kevin G. Malone, 48	Director	February 2013 to Present

Robert H. Harris, Chairman of the Board & Director

Mr. Robert Harris has served as a Chairman of the board of US Highland, Inc. since September 2011. From 2007 until 2013 he served as senior financial consultant and regional manager for St. James International, an independent investment consultancy firm headquartered in Malaga Spain. From 2005 to 2007, Mr. Harris founded, established and created a sports entertainment organization called Elite Fighting Federation Ltd. where he served as president. From 2004 to 2007 Mr. Harris was a licensed real estate broker in B.C., Canada specializing in investment real estate. From 1992 to 2004 Mr. Harris served in management and supervisory capacities with Carter Dodge Chrysler Ltd.

John R. Fitzpatrick, President, CEO, CFO & Director

Mr. Fitzpatrick has been the Chief Executive Officer, President, Chief Financial Officer and a director of the Company since September 2011.  From January 2010 through September 2011 he was Vice President of American Tissue Services Foundation, a company which provides allograph tissue for human transplants. From September 2001 through January 2010, he was president and chief executive officer of LifeGuard America, a company he founded in the organ, tissue and eye procurement industry. Since 2008, he has served as a director of Advanced Law Enforcement Reserve Organization, a not for profit charitable company he founded to provide tactical training to law enforcement personnel at no cost to the officer.

Patrick Holmes, Director

Mr Holmes is a director and investor of US Highland, Inc. since September 2013. From 2011 to the present Mr. Holmes continues as a nationally recognized restorer and historian of vintage and antique motorcycles. From 1998 until 2011 Mr Holmes built a two location business in the field of vehicle collision repair in the city of Colorado Springs, Colorado. From 1996 until 1998 Mr. Holmes was General Manager of the “Otis Chandler Vintage Museum or Transport and Wildlife in Oxnard, California. From 1990 to 1996 Mr Holmes opened and operated two Pizza restaurants in Santa Barbara, California which he sold in 1996. Mr Patrick Holmes emigrated from England to the United States, as East coast manager for a holiday tour wholesaler in 1984.

Kevin G. Malone, Director

Since February 2013 Kevin Malone has served on the board of US Highland Inc. Prior to joining US Highland Mr. Malone has worked in the financial service industry since 1985. From March 2009 through October 2012 Mr. Malone served as head trader for R.F. Lafferty & Company, Inc. From January 2006 until March 2009 Mr. Malone worked in the same capacity at Westminster Securities Corporation. From December 2002 through January 2006 Mr. Malone worked for Aegis Capital Corporation.

Adrian Lee

Adrian Lee served on the Board of Directors from October 2011 until February 2013 when he resigned and was replaced by Kevin Malone. From 2006 until 2010, Mr. Lee founded his own automotive dealership called Prestigious Motorcar Retail Company, located in the United Kingdom, which focused on restoration of vintage cars which he sold in November 2010. From January 2003 to December 2006, he served as a Commercial Sales Director of Stonacre Automotive Dealership located in Doncaster, Yorkshire, United Kingdom. From 1986 until 1992 Mr. Lee served Her Majesty’s Royal Navy Forces as a Clearance Diver. Adrian Lee is an expert in mechanical engineering and retail sales and has extensive experience in the automotive and tool making industries.

Cathy S. Allison, Chief Operating Officer (COO)

Cathy Allison served as the COO for the Company from June 2011 until December 2013 when she resigned as COO and accepted a consulting role with the Company as its Quality Consultant. From November 2008 to the present Ms. Allison serves as a Business Technology Analyst at the Missouri University of Science & Technology. From May 2007 through October 2008 Ms. Allison served as a Production Planning Manager at Brewer Science Inc. From September 2002 until May 2007 Ms. Allison was the Operations Division Manager at Brewer Science Inc.

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies other than as disclosed above. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Code of Ethics

We have adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and directors.  Our codes of business conduct and ethics are available on our Web site at www.ushighland.com.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have a financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only five directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our chief executive officer and chief financial officer and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2012 and 2011, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2012 and 2011, for services rendered in all capacities to us.

Summary Compensation Table

Name & Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John R. Fitzpatrick	12/31/2012	144,000	0	0	0	0	0	0	144,000

DIRECTOR COMPENSATION

The Registrant does not compensate its directors other than the Chairman of the Board for their services as such. The Registrant paid Robert H. Harris as Chairman of the Board of Directors $6,750 in 2011 and $42,500 in 2012. The Registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.

Long-Term Incentive Plans.

As of December 31, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

The common shareholdings as of January 2, 2014 are shown below:

Name and Address	Common Shares	Percentage

Craigstone Ltd. 88 Wood Street 10#,1 London EC2V 7RS, United Kingdom	22,666,667	29.16%
John D. Gibbs Tri Power Resources P.O. Box 849 Ardmore, Oklahoma 73402	9,400,000	12.09%
AMHC Managed Services 2 North Cascade Avenue, Suite 1400 Colorado Springs, Colorado 80903	7,533,333	9.69%

Brookstone Partners LLC Henville Building Prince Charles Street Charlestown, Nevis	5,777,778	7.43%
Robert H. Harris, Board Chairman Selene 32, B41, Bella Vista Santo Domingo, District National Dominican Republic	436,667	0.56%
Patrick Holmes, Director 2825 Black Canyon Road Colorado Springs CA 80904	500,000	0.64%
Kevin G. Malone, Director 9 Wellsley Road Rockville Centre, New York 11570	1,875	0.002%
Directors and Officers as a group (3 persons)	938,542	1.21%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 28, 2013, the Company issued 533,333 shares of common stock to AMHC Managed Services Inc. in consideration for the early termination of their management services contract. The shares were valued at $0.27 per share, the fair value on the date of issuance.

On March 13, 2013, the Company issued 4,500,000 shares of common stock to John Gibbs for cash proceeds at $0.05 per share.

On March 18, 2013, the Company issued 420,000 shares of common stock to Robert Harris, a director, to convert a demand loan held by Mr. Harris. The fair value of the common stock on the date of issuance was $0.55 per share resulting in a loss on settlement of debt of $210,000.

On February 15, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds at $0.005 per share to AMHC Managed Services Inc. upon the exercise of a warrant issued on January 23, 2013 for contract for management services.

On December 10, 2012, the Company issued 2,000,000 shares of common stock for cash proceeds at $0.005 per share to AMHC Managed Services Inc. upon the exercise of a warrant issued on October 1, 2012 for contract for management services.

On December 3, 2012, the Company issued 500,000 shares of common stock to Patrick Holmes, a director, in consideration for cash proceeds at $0.05 per share.

On November 2, 2012, the Company issued 5,000,000 shares of common stock to John Gibbs in consideration for cash proceeds at $0.05 per share.

On August 24, 2012, the Company issued 2,222,222 shares of common stock to Conception Capital Ltd. in consideration for the conversion of their convertible note with the Company. The shares were valued at $0.045 per share, the conversion price of the note.

On August 24, 2012, the Company issued 22,666,667 shares of common stock to Craigstone Ltd. in consideration for the conversion of their convertible note with the Company. The shares were valued at $0.045 per share, the conversion price of the note.

All the foregoing issuances were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

We incurred aggregate fees of approximately $40,000 and $56,900 from Friedman LLP for the 2012 and 2011 fiscal years, respectively. Such fees included work completed for our annual audits.

Audit Related Fees

We did not incur any audit related fees from Friedman LLP during fiscal 2012 or 2011.

Tax Fees

We did not incur any fees for tax compliance, tax advice or tax planning for the 2012 or the 2011 fiscal years.

All Other Fees

We did not incur any other fees from Friedman LLP during fiscal 2012 or 2011.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2012 and 2011 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Friedman LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements included in Part II hereof:

Consolidated Balance Sheets as at December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

Date: March 10, 2014

                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John R. Fitzpatrick,III    President, CEO, CFO and Director                                                          March 10, 2014

John R. Fitzpatrick, III       (Principal Executive, Financial and Accounting Officer)

/s/ Robert Harris                  Director                                                                                                      March 10, 2014

Robert Harris

/s/ Kevin Malone                 Director                                                                                                     March 10, 2014

Kevin Malone

s/Patrick Holmes                 Director                                                                                                       March 10, 2014

Patrick Holmes