Form 10-Q
period 2013-03-31
US Highland, Inc.
filed 2014-05-05
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer     [  ] Accelerated filer

[  ] Non-accelerated filer       [x] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [x]

Number of the Registrant’s common stock outstanding as of May 5, 2014: 77,727,663 common shares

US Highland, Inc.

Form 10-Q

For the Fiscal Period Ended March 31, 2013

Table of Contents

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                                                                                   3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS                                                                                    14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

                      RISK                                                                                                                                                                15

ITEM 4. CONTROLS AND PROCEDURES                                                                                                                     15

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS                                                                                                                                       16

ITEM 1A. RISK FACTORS                                                                                                                                                16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                       16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                                                       16

ITEM 4. MINE SAFETY DISCLOSURES                                                                                                                        17

ITEM 5. OTHER INFORMATION                                                                                                                                    17

ITEM 6. EXHIBITS                                                                                                                                                              17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim condensed consolidated financial statements for the three month period ended March 31, 2013 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

US Highland, Inc.

Index to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets                                                                                                              4

Unaudited Condensed Consolidated Statements of Operations                                                                                            5

Unaudited Condensed Consolidated Statements of Cash Flows                                                                                           6

Unaudited Condensed Consolidated Statements of Stockholders' Deficiency                                                                   7

Notes to the Unaudited Condensed Consolidated Financial Statements                                                                             8

US Highland, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2013 $	December 31, 2012 $

ASSETS

Current Assets

Cash	58,599	10,498
Prepaid expenses	32,119	7,119

Total Current Assets	90,718	17,617
Long-term deposits	11,804	11,756
Property and Equipment, net	28,289	30,850

Total Assets	130,811	60,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	819,797	402,903
Accrued liabilities	205,154	182,472
Convertible debentures	58,333	58,333
Derivative liabilities	879,699	941,464
Loans payable	221,900	221,900

Total Liabilities	2,184,883	1,807,072

Commitments

Stockholders’ Deficiency

Common Stock, 100,000,000 shares authorized, $0.01 par value; 77,194,336 and 67,757,669 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	771,943	672,743

Common Stock Reserved for Future Issuance	116,588	114,303

Subscriptions Receivable	–	(1,000)

Additional Paid-in Capital	54,736,512	51,337,434

Accumulated Deficit	(56,905,615)	(53,096,829)

	(1,280,572)	(973,349)

Treasury Stock, at cost – 58,333 shares at March 31, 2013 and December 31, 2012	(773,500)	(773,500)

Total Stockholders’ Deficiency	(2,054,072)	(1,746,849)

Total Liabilities and Stockholders’ Deficiency	130,811	60,223

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2013	2012
	$	$

Revenue	–	–

Operating Expenses

Depreciation	2,561	1,073
General and administrative	160,596	237,954
Professional fees	3,051,973	345,522
Research and development	–	98,626

Total Operating Expenses	3,215,130	683,175

Operating Loss	(3,215,130)	(683,175)

Other Income (Expense)

Interest expense	(7,657)	(296,644)
Change in fair value of derivatives	(588,212)	(124,383)
Other income	2,213	420
Gain on settlement of debt	–	5,519

Total Other Income (Expense)	(593,656)	(415,088)

Net Loss	(3,808,786)	(1,098,263)

Net Loss Per Common Share – Basic and Diluted	(0.05)	(1.26)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	70,793,700	868,778

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	$	$

Operating Activities

Net loss	(3,808,786)	(1,098,263)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	2,561	1,073
Accretion expense	–	243,288
Change in fair value of derivative	588,212	124,383
Gain on settlement of debt	–	(5,519)
Warrants issued for consulting services	2,599,801	–
Shares issuable for interest expense	2,285	12,050

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(25,048)	35,460
Accounts payable and accrued liabilities	460,576	61,274

Net Cash Used in Operating Activities	(180,399)	(626,254)

Investing Activities

Investment in property and equipment	–	(26,232)

Net Cash Used in Investing Activities	–	(26,232)

Financing Activities

Proceeds from convertible debt	–	650,000
Proceeds from issuance of common stock	228,500	–

Net Cash Provided by Financing Activities	228,500	650,000

Increase (Decrease) In Cash	48,101	(2,486)

Cash - Beginning of Period	10,498	65,544

Cash - End of Period	58,599	63,058

Non-cash Investing and Financing Activities

Common stock issued to settle debt	21,000	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficiency

				Common
				Stock
			Additional	Reserved	Stock
	Common Stock		Paid-in	For Future	Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total
	#	$	$	$	$	$	$	$

Balance, December 31, 2011	868,778	8,687	45,845,828	93,100	–	(46,287,004)	(773,500)	(1,112,889)

Shares issued upon conversion of warrants	2,000,000	20,000	1,180,995	–	(1,000)	–	–	1,199,995

Beneficial conversion features	–	–	2,015,500	–	–	–	–	2,015,500

Shares issued for consulting services	500,000	167	14,000	–	–	–	–	14,167

Shares issued upon conversion of debentures	58,888,891	588,889	2,061,111	–	–	–	–	2,650,000

Shares issued for cash	5,500,000	55,000	220,000	–	–	–	–	275,000

Shares issuable in payment of accrued interest	–	–	–	21,203	–	–	–	21,203

Net loss for the year	–	–	–	–	–	(6,809,825)	–	(6,809,825)

Balance, December 31, 2012	67,757,669	672,743	51,337,434	114,303	(1,000)	(53,096,829)	(773,500)	(1,746,849)

Shares issued upon conversion of warrants	5,000,000	50,000	3,202,278	–	–	–	–	3,252,278

Subscriptions received	–	–	–	–	1,000	–	–	1,000

Cancellation of shares issued in error	(483,333)	–	–	–	–	–	–	–

Shares issued to settle debt	420,000	4,200	16,800	–	–	–	–	21,000

Shares issued for cash	4,500,000	45,000	180,000	–	–	–	–	225,000

Shares issuable in payment of accrued interest	–	–	–	2,285	–	–	–	2,285

Net loss for the period	–	–	–	–	–	(3,808,786)	–	(3,808,786)

Balance, March 31, 2013	77,194,336	771,943	54,736,512	116,588	–	(56,905,615)	(773,500)	(2,054,072)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.         Summary of Business and Basis of Presentation

Organization and Business

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

Basis of Presentation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, US Highlands Electric Inc.  All significant intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10K filed on March 10, 2014 (the “2012 Annual Report”).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2012 Annual Report.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of March 31, 2013, current liabilities exceed current assets by $2,094,165, and the Company has an accumulated deficit of $56,905,615. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, and internally generated working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Property and Equipment

Property and equipment consists of the following:

	Useful Life	March 31, 2013 $	December 31, 2012 $

Computers and office equipment	3 years	14,130	14,130
Manufacturing equipment	5 - 10 years	25,853	25,853

		39,983	39,983
Accumulated depreciation		(11,694)	(9,133)

Property and equipment, net		28,289	30,850

Depreciation expense amounted to approximately $2,561 and $1,073 for the three months ended March 31, 2013 and 2012, respectively.

3.     Loans Payable

Loans payable consist of the following:		March 31, 2013 $	December 31, 2012 $

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	38,400	38,400
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As of March 31, 2013 and December 31, 2012, the Company recognized the fair value of 4,000 and 3,500 common shares issuable for interest expense of $116,588 and $114,303, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at March 31, 2013, the Company has also accrued interest expense of $14,840 (December 31, 2012 - $13,160).

		56,000	56,000
d)	On August 28, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $75,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand.	75,000	75,000
e)	On October 3, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $45,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand.	45,000	45,000
		221,900	221,900

4.     Convertible Debenture

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. At March 31, 2013 and December 31, 2012, the carrying value of the note is $58,333. The note is in default at March 31, 2013.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.     Derivative Liabilities

The embedded conversion option of the Company convertible debenture described in Note 4 contains a conversion feature that qualifies for embedded derivative classification.  The warrants described in Note 7 also qualify for derivative classification.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the periods ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	$	$

Balance at the beginning of period	941,464	646,831

Addition of new derivative liabilities (embedded conversion options)	–	1,010,478
Addition of new derivative liabilities (warrants)	2,599,801	2,134,182
Change in fair value of warrants	604,372	(364,842)
Change in fair value of embedded conversion option	(16,160)	4,059,964
Conversion of warrants	(3,249,778) 3	(1,199,995)
Settlement of embedded conversion options	–	(5,345,154)

Balance at the end of the period	879,699	941,464

The following table summarizes the change in fair value of derivatives:

Change in Fair Value of Derivative Liabilities
$

Three months ended March 31, 2012:

Fair value of derivative liabilities in excess of note proceeds received	(948)
Change in fair value of derivative liabilities during the three months ended March 31, 2012	(123,435)

Change in fair value of derivatives	(124,383)

Three months ended March 31, 2013:

Change in fair value of derivative liabilities during the three months ended March 31, 2013	(588,212)

Change in fair value of derivatives	(588,212)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2012	277% - 308%	0.27% - 0.41%	0%	1.97-2.50
At issuance on January 23, 2013 – AMHC warrants	327%	0.37%	0%	3.00
At March 31, 2013	249% - 292%	0.14% - 0.31%	0%	1.42-2.50

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Common Stock

Share transactions for the three months ended March 31, 2013:

a)        On February 15, 2013, the Company issued 5,000,000 shares of common upon the exercise of a warrant at $0.0005 per share described in Note 8(f) for cash proceeds of $2,500.

b)       On March 13, 2013, the Company issued 4,500,000 shares of common stock in consideration for cash at $0.05 per share to a shareholder.  This transaction resulted in the shareholder becoming a significant shareholder.

c)        On March 18, 2013, a director of the Company converted $21,000 of amounts owed to him by the Company into 420,000 shares of common stock. The amount owed had no terms of repayment and was non-interest bearing.

7.     Stock Purchase Warrants

On January 23, 2013, the Company issued a warrant to purchase 5,000,000 common shares at $0.0005 per share exercisable for three years pursuant to the management securities agreement described in Note 8(f). The Company recorded the fair value of the warrant of $2,599,801 as consulting expense. On February 15, 2013 the Company issued 5,000,000 common shares upon the exercise of the warrant. Upon the exercise of the warrant the Company reclassified the fair value of the warrant of $3,249,778 to additional paid in capital. During the three month period ended March 31, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $649,977 prior to the exercise of the warrant.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Term

Balance December 31, 2012	979,166	$ 0.59	2.33 years

Issued	5,000,000	0.0005
Exercised	(5,000,000)	0.0005

Balance March 31, 2013	979,166	$ 0.59	2.08 years

8.     Commitments

a)        The Company entered into a consulting agreement dated September 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 16,667 shares of common stock. On July 31, 2012, the Company issued 500,000 shares of common stock.  The Company erred and should have issued the director 16,667 shares and subsequently cancelled 483,333 of the shares. During the three months ended March 31, 2013, the Company recorded $10,000 (March 31, 2012 - $12,250) of professional fees.

b)       The Company entered into an employment agreement dated October 14, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $8,000 per month, increasing to $10,000 per month on the seventh month, and further to $12,000 per month on the tenth month. During the three months ended March 31, 2013, the Company recorded $36,000 (March 31, 2012 - $32,000) of general and administrative expenses.

c)        The Company entered into a consulting agreement dated October 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 6,667 shares of common stock. The shares were issued on October 25, 2011.  During the three months ended March 31, 2013, the director resigned and the agreement was terminated.

d)       The Company entered into an employment agreement dated November 10, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month. During the three months ended March 31, 2013, the Company recorded $48,445 (March 31, 2012 - $26,000) of professional fees.

e)        The Company entered into two employment agreements dated November 10, 2011, effective June 15, 2011, with two employees for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay each employee $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month. During the three months ended March 31, 2013, the Company recorded $264,942 (March 31, 2012 - $52,000) of professional fees.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

f)        On October 1, 2012, the Company entered into a management securities agreement with a consultant.  Pursuant to the agreement the Consultant will provide management services for a period of one year in consideration for a warrant to purchase 2,000,000 common shares of the Company at $0.0005 per share exercisable for 3 years (on December 7, 2012, the consultant exercised the warrant).  Pursuant to an amendment to the agreement entered into on January 23, 2013, the consultant will provide additional services in consideration for $20,000 per month from February 1, 2013 to March 31, 2014 and was issued a warrant to purchase 5,000,000 common shares of the Company at $0.0005 per share exercisable for 3 years (on February 15, 2013, the consultant exercised the warrant).  On October 28, 2013, the Company entered into a settlement agreement to terminate the contract with the consultant effective July 10, 2013. Refer to Note 7 and 9(a).

g)       During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015.  On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019.  Refer to Note 9(e). During the three months ended March 31, 2013, the Company recognized $12,290 of rent expense.  The Company’s future minimum lease payments are as follows:

Fiscal year ending December 31, 2013	$ 37,369
Fiscal year ending December 31, 2014	51,652
Fiscal year ending December 31, 2015	53,645
Fiscal year ending December 31, 2016	55,634
Fiscal year ending December 31, 2017	57,631
Fiscal year ending December 31, 2018	59,624
Fiscal year ending December 31, 2019	15,280
$ 330,835

9.     Subsequent Events

a)        On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively.  On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000.  The loan bears interest at 1% per annum compounded monthly.  In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full.

b)       Effective July 25, 2013, the Company issued a convertible note to secure the demand loan of $75,000 described in Note 3(d). Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014.  The note is convertible into shares of the Company’s common stock at any time at a price of $0.035.  The note bears interest at 8% per annum compounded monthly, and is due on demand.

c)        Effective July 25, 2013, the Company issued a convertible note to secure the demand loan of $45,000 described in Note 3(e). Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014.  The note is convertible into shares of the Company’s common stock at any time at a price of $0.035.  The note bears interest at 8% per annum compounded monthly, and is due on demand.

d)       On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to March 31, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.  In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

e)        On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 10,197,916 underlying shares of the Company’s common stock. The warrants are exercisable into 8,158,333 common shares of the Company at $0.05 per share and 2,039,583 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to March 31, 2013, the Company received proceeds of $273,700 under the note. The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

f)        Effective October 7, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 868,055 underlying shares of the Company’s common stock. The warrants are exercisable into 694,444 common shares of the Company at $0.05 per share and 173,611 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to March 31, 2013, the Company received proceeds of $25,000 under the note.  The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

g)       Effective July 25, 2013, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 739,584 underlying shares of the Company’s common stock. The warrants are exercisable into 591,667 common shares of the Company at $0.05 per share and 147,917 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to March 31, 2013, the Company received proceeds of $41,300 under the note. The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

interest are due on July 31, 2014.

h)       Effective November 12, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 694,445 underlying shares of the Company’s common stock. The warrants are exercisable into 555,556 common shares of the Company at $0.05 per share and 138,889 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to March 31, 2013, the Company received proceeds of $20,000 under the note. The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

i)         On October 25, 2013, the Company issued 533,333 common shares with a fair value of $26,667 to a consultant as part of a settlement agreement to settle $80,000 of amounts owed to the consultant.

j)         On January 17, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $50,000.  The note is bears interest at an annual rate of 8% per annum and due on January 17, 2016.

k)       On January 29, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $50,000.  The note is bears interest at an annual rate of 8% per annum and due on January 29, 2016.

l)         On February 27, 2014, the Company received additional advances of $6,000 from a director.  The amount is unsecured, non-interest bearing and due on demand.

m)      On March 3, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $50,000.  The note is bears interest at an annual rate of 8% per annum and due on March 3, 2016.

n)       On March 19, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $150,000.  The note is bears interest at an annual rate of 8% per annum and due on March 19, 2016.

o)       On April 25, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $25,000.  The note is bears interest at an annual rate of 8% per annum and due on April 25, 2016.

p)       On April 1, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012. Pursuant to the agreement, the Company will pay $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years.

q)       On April 8, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012.  Pursuant to the agreement, the Company will pay $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years.

r)        On September 4, 2013, the Company issued a consultant a warrant to purchase 100,000 shares of common stock at $0.005 for three years for $29,655 of services.

s)       On December 23, 2013, the Company entered into a settlement agreement with a consultant to settle $88,445 of services provided in 2012.  Pursuant to the agreement, the Company will pay $7,500 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years.

t)        On December 23, 2013, the Board approved an amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000 shares and authorize 3,550,000 shares of “blank check” preferred stock, par value $0.01.

u)       On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $36,425 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 135,000 shares of common stock at $0.0005 per share for three years

v)       On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $26,982 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 100,000 shares of common stock at $0.0005 per share for three years.

w)     On January 2, 2014, the Company entered into a settlement agreement with a consultant to settle $11,800 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 43,750 shares of common stock at $0.0005 per share for three years.

x)       On January 3, 2014, the Company entered into a settlement agreement with a consultant to settle $41,806 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 155,000 shares of common stock at $0.0005 per share for three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Results of Operations

For the periods ended March 31, 2013 and March 31, 2012

Revenues

The Company had no revenues during the three month periods ended March 31, 2013 and 2012.

Operating Expenses

Operating expenses for the three month period ended March 31, 2013 were $3,215,130, which was comprised primarily of $160,596 for general and administrative expenses, and $3,051,973 for professional fees as compared to operating expenses of $683,175 for the three month period ended March 31, 2012, which was comprised primarily of $237,954 for general and administrative expenses, and $345,522 for professional fees. The decrease in general and administrative expenses of $77,358 resulted primarily from a reduction in travel expenses from $31,732 in fiscal 2012 to $2,565 in fiscal 2013, a reduction in shipping and handling from $13,377 in fiscal 2012 to $0 in fiscal 2013, and a reduction in repairs and maintenance from $29,368 in fiscal 2012 to $360 in fiscal 2013.   The increase in professional fees of $2,706,451 resulted primarily from the issuance of a warrant to a consultant to purchase common shares, which was recorded at a fair value of $2,599,801. The Company did not issue any warrants during the three months ended March 31, 2012.

Net Loss

Net loss for the three month period ended March 31, 2013 was $3,808,786, compared to net loss of $1,098,263 for the three month period ended March 31, 2012. The loss in fiscal 2013 includes $7,657 in interest expense as compared to $296,644 in fiscal 2012. The decrease of $288,987 resulted primarily from the decrease in accretion expense. The Company recognized $0 of accretion during the three months ended March 31, 2013 as compared to $243,288 during the three months ended March 31, 2012. The Company recognized a loss on change in fair value of derivatives of $588,212 during the three months ended March 31, 2013 as compared to a loss on change in fair value of derivatives of $124,383 during the three months ended March 31, 2012. The Company recognized a gain on settlement of debt of $5,519 during the three months ended March 31, 2012. The Company did not settle any debt during the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $58,599 and a working capital deficiency of $2,094,165. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the fiscal year ended December 31, 2013, the

Company received $860,000 of proceeds for the issuance convertible notes.  We estimated that we will require $2,188,000 over the twelve month period ending December 31, 2014. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

During the three month period ended March 31, 2013, we used $180,399 in cash in operating activities and did not use any cash for investing activities.  This compares to the three month period ended March 31, 2012 when we used $626,254 in cash in operating activities and paid $26,232 to acquire property and equipment. We received proceeds of $0 from the issuance of convertible debt and $228,500 from the issuance of common stock during the three month period ended March 31, 2013, as compared to receiving $650,000 from the issuance of convertible debt and $0 from the issuance of common stock during the three month period ended March 31, 2012.

As of March 31, 2013 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred a net loss of approximately $3,809,000 for the three month period ended March 31, 2013. In addition, at March 31, 2013, there is an accumulated deficit of $56,905,615.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Pronouncements

Management does not anticipate that any new accounting pronouncements will have a material impact on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company had not filed its quarterly reports or any annual reports with the SEC since the fourth quarter of 2012.  Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely. Management has retained the services of a new accounting firm, as well as an auditing firm specializing in public companies and a strong reputation in the auditing community. We have also hired a highly qualified financial consultant with extensive experience with public companies in the manufacturing industry. This newly implemented three tier process ties the Company’s bookkeeping activities with a full service accounting firm that handles all financial reporting activities and the Company’s interface with the selected auditing firm.

Changes in Internal Control over Financial Reporting:

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “small reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2013, the Company issued 5,000,000 shares of common upon the exercise of a warrant at $0.0005 per share described The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On March 13, 2013, the Company issued 4,500,000 shares of common stock in consideration for cash at $0.05 per share to a shareholder. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On March 18, 2013, a director of the Company converted $21,000 of amounts owed to him by the Company into 420,000 shares of common stock. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On January 23, 2013, the Company issued a warrant to purchase 5,000,000 common shares at $0.0005 per share exercisable for three years. On February 15, 2013 the Company issued 5,000,000 common shares upon the exercise of the warrant The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit                            Description

31                                    Section 302 Certification of Principal Executive Officer

32                                    Section 906 Certification of Principal Executive Officer

101.INS*                        XBRL Instance

101.SCH*                       XBRL Taxonomy Extension Schema

101.CAL*                      XBRL Taxonomy Extension Calculations

101.DEF*                       XBRL Taxonomy Extension Definitions

101.LAB*                      XBRL Taxonomy Extension Labels

101.PRE*                       XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

                                                                                 US Highland, Inc.

By: /s/ John R. Fitzpatrick, III,

John R. Fitzpatrick, III

President, Chief Executive Officer and Chief Financial Officer

                                                                                 (Principal Executive, Financial and Accounting Officer)

Date: May 5, 2014