Form 10-Q
period 2013-06-30
US Highland, Inc.
filed 2014-05-05
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2013

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

US Highland, Inc.

Form 10-Q

For the Fiscal Period Ended June 30, 2013

Table of Contents

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                                                                                  3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS                                                                                    15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

                      RISK                                                                                                                                                               16

ITEM 4. CONTROLS AND PROCEDURES                                                                                                                    16

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS                                                                                                                                     17

ITEM 1A. RISK FACTORS                                                                                                                                              17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                     17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                                                     17

ITEM 4. MINE SAFETY DISCLOSURES                                                                                                                       17

ITEM 5. OTHER INFORMATION                                                                                                                                  17

ITEM 6. EXHIBITS                                                                                                                                                            17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim condensed consolidated financial statements for the six month period ended June 30, 2013 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

US Highland, Inc.

Index to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets                                                                                                             4

Unaudited Condensed Consolidated Statements of Operations                                                                                           5

Unaudited Condensed Consolidated Statements of Cash Flows                                                                                          6

Unaudited Condensed Consolidated Statements of Stockholders' Deficiency                                                                   7

Notes to the Unaudited Condensed Consolidated Financial Statements                                                                            8

US Highland, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2013 $	December 31, 2012 $

ASSETS

Current Assets

Cash	1,550	10,498
Prepaid expenses	32,119	7,119

Total Current Assets	33,669	17,617
Long-term deposits	11,491	11,756
Property and Equipment, net	25,728	30,850

Total Assets	70,888	60,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	588,651	402,903
Accrued liabilities	222,846	182,472
Convertible debentures	57,833	58,333
Derivative liabilities	1,044,913	941,464
Loans payable ($60,000 and $0 related parties, respectively)	283,825	221,900

Total Liabilities	2,198,068	1,807,072

Commitments

Stockholders’ Deficiency

Common Stock, 100,000,000 shares authorized, $0.01 par value; 77,194,336 and 67,757,669 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	771,943	672,743

Common Stock Reserved for Future Issuance	118,001	114,303

Subscriptions Receivable	–	(1,000)

Additional Paid-in Capital	54,736,512	51,337,434

Accumulated Deficit	(56,980,136)	(53,096,829)

	(1,353,680)	(973,349)

Treasury Stock, at cost – 58,333 shares at June 30, 2013 and December 31, 2012	(773,500)	(773,500)

Total Stockholders’ Deficiency	(2,127,180)	(1,746,849)

Total Liabilities and Stockholders’ Deficiency	70,888	60,223

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Depreciation	2,561	1,197	5,122	2,270
General and administrative	135,769	233,828	296,365	471,782
Professional fees	66,176	342,844	3,118,149	688,366
Research and development	–	50,178	–	148,804

Total Operating Expenses	204,506	628,047	3,419,636	1,311,222

Operating Loss	(204,506)	(628,047)	(3,419,636)	(1,311,222)

Other Income (Expense)

Interest expense	(5,514)	(537,225)	(13,171)	(833,869)
Change in fair value of derivatives	134,728	(4,080,013)	(453,484)	(4,204,396)
Other income	771	140	2,984	560
Gain on settlement of debt	–	4,139,040	–	4,144,559

Total Other Income (Expense)	129,985	(478,059)	(463,671)	(893,147)

Net Loss	(74,521)	(1,106,106)	(3,883,307)	(2,204,369)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(1.27)	(0.05)	(2.54)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	77,194,000	868,800	74,029,600	868,800

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	$	$

Operating Activities

Net loss	(3,883,307)	(2,204,369)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	5,122	2,270
Accretion expense	–	724,760
Change in fair value of derivative	453,484	4,204,396
Warrants issued for consulting services	2,599,801	–
Gain on settlement of debt	–	(4,144,559)
Shares issuable for interest expense	3,698	15,375

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(24,735)	32,896
Accounts payable and accrued liabilities	547,064	83,500

Net Cash Used in Operating Activities	(298,873)	(1,285,731)

Investing Activities

Investment in property and equipment	–	(32,171)

Net Cash Used in Investing Activities	–	(32,171)

Financing Activities

Proceeds from convertible debt	–	1,275,000
Proceeds from loans payable	61,925	–
Repayment of loans	(500)	(5,000)
Proceeds from issuance of common stock	228,500	–

Net Cash Provided by Financing Activities	289,925	1,270,000

Increase (Decrease) In Cash	(8,948)	(47,902)

Cash - Beginning of Period	10,498	65,544

Cash - End of Period	1,550	17,642

Non-cash Investing and Financing Activities

Warrants issued to settle debt	229,942	–
Common stock issued to settle debt	21,000	–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficiency

				Common
				Stock
			Additional	Reserved	Stock
	Common Stock		Paid-in	For Future	Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total
	#	$	$	$	$	$	$	$

Balance, December 31, 2011	868,778	8,687	45,845,828	93,100	–	(46,287,004)	(773,500)	(1,112,889)

Shares issued upon conversion of warrants	2,000,000	20,000	1,180,995	–	(1,000)	–	–	1,199,995

Beneficial conversion features	–	–	2,015,500	–	–	–	–	2,015,500

Shares issued for consulting services	500,000	167	14,000	–	–	–	–	14,167

Shares issued upon conversion of debentures	58,888,891	588,889	2,061,111	–	–	–	–	2,650,000

Shares issued for cash	5,500,000	55,000	220,000	–	–	–	–	275,000

Shares issuable in payment of accrued interest	–	–	–	21,203	–	–	–	21,203

Net loss for the year	–	–	–	–	–	(6,809,825)	–	(6,809,825)

Balance, December 31, 2012	67,757,669	672,743	51,337,434	114,303	(1,000)	(53,096,829)	(773,500)	(1,746,849)

Shares issued upon conversion of warrants	5,000,000	50,000	3,202,278	–	–	–	–	3,252,278

Subscriptions received	–	–	–	–	1,000	–	–	1,000

Cancellation of shares issued in error	(483,333)	–	–	–	–	–	–	–

Shares issued to settle debt	420,000	4,200	16,800	–	–	–	–	21,000

Shares issued for cash	4,500,000	45,000	180,000	–	–	–	–	225,000

Shares issuable in payment of accrued interest	–	–	–	3,698	–	–	–	3,698

Net loss for the period	–	–	–	–	–	(3,883,307)	–	(3,883,307)

Balance, June 30, 2013	77,194,336	771,943	54,736,512	118,001	–	(56,980,136)	(773,500)	(2,127,180)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

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

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of June 30, 2013, current liabilities exceed current assets by $2,164,399, and the Company has an accumulated deficit of $56,980,136. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, and internally generated working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Property and Equipment

Property and equipment consists of the following:

	Useful Life	June 30, 2013 $	December 31, 2012 $

Computers and office equipment	3 years	14,130	14,130
Manufacturing equipment	5 - 10 years	25,853	25,853

		39,983	39,983
Accumulated depreciation		(14,255)	(9,133)

Property and equipment, net		25,728	30,850

Depreciation expense amounted to approximately $5,122 and $2,270 for the six months ended June 30, 2013 and 2012, respectively.

3.     Loans Payable

Loans payable consist of the following:		June 30, 2013 $	December 31, 2012 $

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	40,325	38,400
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As of June 30, 2013 and December 31, 2012, the Company recognized the fair value of 4,500 and 3,500 common shares issuable for interest expense of $118,002 and $114,303, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at June 30, 2013, the Company has also accrued interest expense of $16,520 (December 31, 2012 - $13,160).

		56,000	56,000
d)	On August 28, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $75,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand.	75,000	75,000
e)	On October 3, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $45,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand.	45,000	45,000
f)	On May 31, 2013 and June 19, 2013, the Company received two unsecured, non-guaranteed, non-interest bearing demand loans for $40,000 and $20,000, respectively. These loans were subsequently secured with convertible debentures. Refer to Note 9(b).	60,000	–
		283,825	221,900

4.     Convertible Debenture

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

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During the year ended December 31, 2010, the carrying value of the convertible note had been fully accreted over the term up to the face value of the convertible note.

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the six months ended June 30, 2013, the Company repaid $500 of the note.  At June 30, 2013, the carrying value of the note is $57,833 (December 31, 2012 - $58,333). The Company did not repay the remaining outstanding principal on the maturity date. The note is in default at June 30, 2013.

5.     Derivative Liabilities

The embedded conversion option of the Company convertible debenture described in Note 4 contains a conversion feature that qualifies for embedded derivative classification.  The warrants described in Note 7 also qualify for derivative classification.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations included in other income or expenses.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the periods ended June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	$	$

Balance at the beginning of period	941,464	646,831

Addition of new derivative liabilities (embedded conversion options)	–	1,010,478
Addition of new derivative liabilities (warrants)	2,899,741	2,134,182
Change in fair value of warrants	455,570	(364,842)
Change in fair value of embedded conversion option	(2,087)	4,059,964
Conversion of warrants	(3,249,778) 3	(1,199,995)
Settlement of embedded conversion options	–	(5,345,154)

Balance at the end of the period	1,044,913	941,464

The following table summarizes the change in fair value of derivatives:

Change in Fair Value of Derivative Liabilities
$

Three months ended June 30, 2012:

Fair value of derivative liabilities in excess of note proceeds received	(348,161)
Change in fair value of derivative liabilities during the three months ended June 30, 2012	(3,731,852)

Change in fair value of derivatives	(4,080,013)

Three months ended June 30, 2013:

Change in fair value of derivative liabilities during the three months ended June 30, 2013	134,728

Change in fair value of derivatives	134,728

Change in Fair Value of Derivative Liabilities
$

Six months ended June 30, 2012:

Fair value of derivative liabilities in excess of note proceeds received	(349,109)
Change in fair value of derivative liabilities during the six months ended June 30, 2012	(3,855,287)

Change in fair value of derivatives	(4,204,396)

Six months ended June 30, 2013:

Fair value of derivative liabilities in excess of note proceeds received	–
Change in fair value of derivative liabilities during the six months ended June 30, 2013	(453,484)

Change in fair value of derivatives	(453,484)

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2012	277% - 308%	0.27% - 0.41%	0%	1.97-2.50
At issuance	285% - 329%	0.42% - 1.41%	0%	3.00
At June 30, 2013	200% - 279%	0.15% - 1.04%	0%	1.17-3.00

6.     Common Stock

Share transactions for the six months ended June 30, 2013:

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

7.     Stock Purchase Warrants

a)        On January 23, 2013, the Company issued a warrant to purchase 5,000,000 common shares at $0.0005 per share exercisable for three years pursuant to the management securities agreement described in Note 8(f). The Company recorded the fair value of the warrant of $2,599,801 as consulting expenses. On February 15, 2013 the Company issued 5,000,000 common shares upon the exercise of the warrant. Upon the exercise of the warrant the Company reclassified the fair value of the warrant of $3,249,778 to additional paid in capital. During the six month period ended June 30, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $649,977 prior to the exercise of the warrant.

b)     On April 1, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012. Pursuant to the agreement, the Company will pay $10,000 and issue a warrant to purchase 300,000 shares of common stock at $0.0005 per share exercisable for three years. The warrant meets the criteria for classification as a derivative liability and during the six month period ended June 30, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $42,009.

c)     On April 8, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012.  Pursuant to the agreement, the Company will pay $10,000 and issue a warrant to purchase 300,000 shares of common stock at $0.0005 per share exercisable for three years. The warrant meets the criteria for classification as a derivative liability and during the six month period ended June 30, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $42,008.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Term

Balance December 31, 2012	979,166	$ 0.59	2.33 years

Issued	5,600,000	0.0005
Exercised	(5,000,000)	0.0005

Balance June 30, 2013	1,579,166	$ 0.37	2.19 years

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Commitments

a)        The Company entered into a consulting agreement dated September 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 16,667 shares of common stock. On July 31, 2012, the Company issued 500,000 shares of common stock.  The Company erred and should have issued the director 16,667 shares and subsequently cancelled 483,333 of the shares.   During the six months ended June 30, 2013, the Company recorded $10,000 (June 30, 2012 - $27,250) of professional fees.

b)       The Company entered into an employment agreement dated October 14, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $8,000 per month, increasing to $10,000 per month on the seventh month, and further to $12,000 per month on the tenth month. During the six months ended June 30, 2013, the Company recorded $72,000 (June 30, 2012 - $68,000) of general and administrative expenses.

c)        The Company entered into an employment agreement dated November 10, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month. During the six months ended June 30, 2013, the Company recorded $48,445 (June 30, 2012 - $56,000) of professional fees.

d)       The Company entered into two employment agreements dated November 10, 2011, effective June 15, 2011, with two employees for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay each employee $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month. During the six months ended June 30, 2013, the Company recorded $264,942 (June 30, 2012 - $112,000) of professional fees.

e)        On October 1, 2012, the Company entered into a management securities agreement with a consultant.  Pursuant to the agreement the Consultant will provide management services for a period of one year in consideration for a warrant to purchase 2,000,000 common shares of the Company at $0.0005 per share for 3 years (on December 7, 2012, the consultant exercised the warrant).  Pursuant to an amendment to the agreement entered into on January 23, 2013, the consultant will provide additional services in consideration for $20,000 per month from February 1, 2013 to March 31, 2014 and was issued a warrant to purchase 5,000,000 common shares of the Company at $0.0005 per share exercisable for 3 years (on February 15, 2013, the consultant exercised the warrant).  On October 28, 2013, the Company entered into a settlement agreement to terminate the contract with the consultant effective July 10, 2013. Refer to Note 7 and 9(a).

f)        During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015.  On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019.  Refer to Note 9(e). During the six months ended June 30, 2013, the Company recognized $24,746 of rent expense.  The Company’s future minimum lease payments are as follows:

Fiscal year ending December 31, 2013	$ 24,912
Fiscal year ending December 31, 2014	51,652
Fiscal year ending December 31, 2015	53,645
Fiscal year ending December 31, 2016	55,634
Fiscal year ending December 31, 2017	57,631
Fiscal year ending December 31, 2018	59,624
Fiscal year ending December 31, 2019	15,280
$ 318,378

9.     Subsequent Events

a)        August 12, 2013, the Company received advances of $25,000 and entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000.  The Company had previous received a $2,000 advance from the director.  Refer to Note 3(f). The loan bears interest at 1% per annum compounded monthly.  In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full.

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

d)       On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000         underlying shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to June 30, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.  In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

e)        On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 10,197,916 underlying shares of the Company’s common stock. The warrants are exercisable into 8,158,333 common shares of the Company at $0.05 per share and 2,039,583 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to June 30, 2013, the Company received proceeds of $273,700 under the note. The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

f)        Effective October 7, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 868,055 underlying shares of the Company’s common stock. The warrants are exercisable into 694,444 common shares of the Company at $0.05 per share and 173,611 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to June 30, 2013, the Company received proceeds of $25,000 under the note.  The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

g)       Effective July 25, 2013, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 739,584 underlying shares of the Company’s common stock. The warrants are exercisable into 591,667 common shares of the Company at $0.05 per share and 147,917 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to June 30, 2013, the Company received proceeds of $41,300 under the note. The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

h)       Effective November 12, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 694,445 underlying shares of the Company’s common stock. The warrants are exercisable into 555,556 common shares of the Company at $0.05 per share and 138,889 shares at an exercise price of $0.10 per share until July 31, 2014.   Subsequent to June 30, 2013, the Company received proceeds of $20,000 under the note. The Company will not receive any additional funding from the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

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

p)       On September 4, 2013, the Company issued a consultant a warrant to purchase 100,000 shares of common stock at $0.005 for three years for $29,655 of services.

q)       On December 23, 2013, the Company entered into a settlement agreement with a consultant to settle $88,445 of services provided in 2012.  Pursuant to the agreement, the Company will pay $7,500 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years.

r)        On December 23, 2013, the Board approved an amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000 shares and authorize 3,550,000 shares of “blank check” preferred stock, par value $0.01.

s)       On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $36,425 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 135,000 shares of common stock at $0.0005 per share for three years

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

t)        On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $26,982 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 100,000 shares of common stock at $0.0005 per share for three years.

u)       On January 2, 2014, the Company entered into a settlement agreement with a consultant to settle $11,800 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 43,750 shares of common stock at $0.0005 per share for three years.

v)       On January 3, 2014, the Company entered into a settlement agreement with a consultant to settle $41,806 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 155,000 shares of common stock at $0.0005 per share for three years.

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

Results of Operations

For the periods ended June 30, 2013 and June 30, 2012

Revenues

The Company had no revenues during the three month periods ended June 30, 2013 and 2012.

The Company had no revenues during the six month periods ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses for the three month period ended June 30, 2013 were $204,506, which was comprised primarily of $135,769 for general and administrative expenses, and $66,176 for professional fees as compared to operating expenses of $628,047 for the three month period ended June 30, 2012, which was comprised primarily of $233,828 for general and administrative expenses, and $342,844 for professional fees. The decrease in general and administrative expenses of $98,059 resulted primarily from a reduction in travel expenses from $32,560 in fiscal 2012 to $3,864 in fiscal 2013, and a reduction in payroll from $118,310 in fiscal 2012 to $87,314 in fiscal 2013.  The decrease in professional fees of $276,668 resulted primarily from the Company reducing the number of consultants utilized during the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012.

Operating expenses for the six month period ended June 30, 2013 were $3,419,636, which was comprised primarily of $296,365 for general and administrative expenses, and $3,118,149 for professional fees as compared to operating expenses of $1,311,222 for the six month period ended June 30, 2012, which was comprised primarily of $471,782 for general and administrative expenses, $148,804 for research and development expenses, and $688,366 for professional fees. The decrease in general and administrative expenses of $175,417 resulted primarily a reduction in travel expenses from $64,292 in fiscal 2012 to $6,429 in fiscal 2013, a reduction in shipping and handling from $17,058 in fiscal 2012 to $0 in fiscal 2013, and a reduction in repairs and maintenance from $34,382 in fiscal 2012 to $829 in fiscal 2013. The increase in professional fees of $2,429,783 resulted primarily from the issuance of a warrant to a consultant to purchase common shares, which was recorded at a fair value of $2,599,801 offset by a general reduction in other professional fees of $483,668. The Company did not issue any warrants during the six months ended June 30, 2012.

Net Loss

Net loss for the three month period ended June 30, 2013 was $74,521, compared to net loss of $1,106,106 for the three month period ended June 30, 2012. The loss in fiscal 2013 includes $5,514 in interest expense as compared to $537,225 in fiscal 2012. The decrease of $531,711 resulted primarily from the decrease in accretion expense. The

Company recognized $0 of accretion during the three months ended June 30, 2013 as compared to $475,953 during the three months ended June 30, 2012. The Company recognized a gain on change in fair value of derivatives of $134,728 during the three months ended June 30, 2013 as compared to a loss on change in fair value of derivatives of $4,080,013 during the three months ended June 30, 2012. The Company recognized a gain on settlement of debt of $4,139,040 during the three months ended June 30, 2012. The Company did not settle any debt during the three months ended June 30, 2013.

Net loss for the six month period ended June 30, 2013 was $3,883,307, compared to net loss of $2,204,369 for the six month period ended June 30, 2012. The loss in fiscal 2013 includes $13,171 in interest expense as compared to $833,869 in fiscal 2012. The decrease of $820,698 resulted primarily from the decrease in accretion expense. The Company recognized $0 of accretion during the six months ended June 30, 2013 as compared to $719,241 during the six months ended June 30, 2012. The Company recognized a loss on change in fair value of derivatives of $453,484 during the six months ended June 30, 2013 as compared to a loss on change in fair value of derivatives of $4,204,396 during the six months ended June 30, 2012. The Company recognized a gain on settlement of debt of $4,144,559 during the six months ended June 30, 2012. The Company did not settle any debt during the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $1,550 and a working capital deficiency of $2,164,399. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties.  During the fiscal year ended December 31, 2013, the Company received $860,000 of proceeds for the issuance convertible notes.  We estimate that we will require $2,188,000 over the twelve month period ending December 31, 2014. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

During the six month period ended June 30, 2013, we used $298,873 in cash in operating activities and did not use any cash for investing activities.  This compares to the six month period ended June 30, 2012 when we used $1,285,731 in cash in operating activities and paid $32,171 to acquire property and equipment. We received proceeds of $61,925 from the issuance of loans payable and $228,500 from the issue of common stock during the six months ended June 30, 2013. This compares to the six month period ended June 30, 2012 when we received $1,275,000 from the issuance of convertible debt. We made cash repayments of $500 for notes payable during the six months ended June 30, 2013 as compared to $5,000 during the six months ended June 30, 2012.

As of June 30, 2013 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred a net loss of approximately $3,883,000 for the six month period ended June 30, 2013. In addition, at June 30, 2013, there is an accumulated deficit of $56,980,136.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012. Pursuant to the agreement, the Company will pay $10,000 and issue a warrant to purchase 300,000 shares of common stock at $0.0005 per share exercisable for three years. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On April 8, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012. Pursuant to the agreement, the Company will pay $10,000 and issue a warrant to purchase 300,000 shares of common stock at $0.0005 per share exercisable for three years. The warrant meets the criteria for classification as a derivative liability and during the six month period ended June 30, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $42,008.

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