Form 10-K
period 2013-12-31
US Highland, Inc.
filed 2014-05-06
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2013 OR

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

As of May 5, 2014 there were 77,727,669 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

US Highland, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

Table of Contents

Part I

ITEM 1. BUSINESS                                                                                                                                                             3

ITEM 1A. RISK FACTORS                                                                                                                                               6

ITEM 1B. UNRESOLVED STAFF COMMENTS                                                                                                           6

ITEM 2. PROPERTIES                                                                                                                                                       6

ITEM 3. LEGAL PROCEEDINGS                                                                                                                                      6

ITEM 4. MINE SAFETY DISCLOSURES                                                                                                                        7

Part II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED

                      STOCKHOLDER MATTERS                                                                                                                      7

ITEM 6. SELECTED FINANCIAL DATA                                                                                                                       8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS                                                                                    8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

                      RISK                                                                                                                                                                9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                               10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                      ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                28

ITEM 9A. CONTROLS AND PROCEDURES                                                                                                               28

ITEM 9B. OTHER INFORMATION                                                                                                                               29

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL

                      PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH

                      SECTION 16(a) OF THE EXCHANGE ACT                                                                                            29

ITEM 11. EXECUTIVE COMPENSATION                                                                                                                    30

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                      AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS                                          31

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

                      DIRECTOR INDEPENDENCE                                                                                                                   32

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                                                                                  32

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                                              33

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

Prior Operations

Prior to January 25, 2010, the Registrant offered professional consulting in Music-on-Hold and messaging services as well as some equipment sales and consultation services for commercial clients.

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

Current Corporate Operations

US Highland is a recreational powersports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. US Highland moved its manufacturing equipment and tooling to the United States from Sweden and is currently prepared to begin engine assembly operations in Tulsa, Oklahoma. The operations will require an estimated $2,188,000 over the course of next twelve (12) calendar months and will include the launch later in fiscal 2014 of its single cylinder engine platform and will be followed by the launch of its twin cylinder engines.

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

- 350cc Entry Level Dual Sport

- 450cc MX, Enduro, & Supermotard

- 507cc MX, Enduro, & Supermotard

- 950cc Street Tracker, Dirt Tracker, Outback, & Urban Assault

- 1050cc Viking

- Quads/ATVs/UTVs of various sizes

Intellectual Property and Trademarks

US Highland owns the intellectual property corresponding to the 350cc, 450cc, 507cc, 750cc, 950cc engines and was granted  limited intellectual property rights to an 1150cc engine by Folan AB. The 1150cc is limited to the right to modify, manufacture and sell the 1150cc engine into the flat bottom boat market exclusively in the United States. US Highland has also developed a unique throttle body which allows "linear proportional air flow" control to the engine. Conventional throttle bodies do not have linear response, requiring operators to manually adjust to uneven response from the throttle. US Highland owns US Registered Trademark “HIGHLAND”, which is the subject of U. S. Trademark Registration No. 2,362,734 which was issued on June 27, 2000. US Highland has also applied on December 20, 2011 for two additional US Registered Trademarks, “POWERED BY US HIGHLAND” on December 19, 2011 and “AMERICAN MADE PERFORMANCE”.

The Market, Sales, and Business Development

US Highland has created the following market analysis using information gathered from Dealer Net, Motorcycle Industry Council and JD Powers & Associates.

US Highland Target Markets

US Highland is in the business to manufacture and sell water-cooled, fuel injected small displacement metric engines through 3 sales channels. US Highland will target the global dual purpose, ATV, UTV, off-road and on-road motorcycle markets with its initial market entry of a 450cc single cylinder and 950cc twin cylinder fully capitalizing on its current product offering. These markets are to be reached through direct consumer selling, wholesale, custom builders and OEM sales channels.  US Highland has plans to sell a total of 6 engines based off of the single cylinder and twin cylinder platforms.

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

On-Road Motorcycles Market

Comparisons between the dirt bike sales forecast and the total motorcycle sales forecast illustrates that on-road or street motorcycles represent a much larger market segment, by a ratio of 4.5:1. Harley Davidson continues to have the largest market share of this market segment. > [2]

On-Road Seasonality

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

Business Development

Developing strong relationships with global motorcycle manufacturers has been a major focus of the company over the past year. This effort is starting to pay off as US Highland hopes to announce a major Memorandum of Understanding in the second or third quarter of 2014 with a major powersports manufacturer that will utilize US Highland engines in their final products.

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

Quarter Ended	High Bid	Low Bid

3/31/12	6.90	0.30
6/30/12	1.25	0.60
9/30/12	1.50	0.25
12/31/12	1.01	0.49

3/31/13	0.50	0.50
6/30/13	0.36	0.36
9/30/13	0.30	0.30
12/31/13	0.27	0.27

Registered Holders of Our Common Stock

As at April 30, 2014, there were approximately 132 shareholders of the Registrant.

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

Recent Sales of Unregistered Securities

All the issuances were previously reported.

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

Results of Operations

For the years ended December 31, 2013 and December 31, 2012

Revenues

During the year ended December 31, 2013 and 2012, the Company had no revenues

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $4,144,916, which was comprised primarily of $645,186 for general and administrative expenses, $545,975 for professional expenses and $2,943,106 for consulting expenses as compared to operating expenses of $3,438,483 for the year ended December 31, 2012, which was comprised primarily of $903,278 for general and administrative expenses, $1,154,179 for professional expenses and $1,194,163 for consulting expenses.  The decrease in general and administrative expenses of $258,092 resulted primarily from a reduction in travel expenses from $95,165 in fiscal 2012 to $18,904 in fiscal 2013, a reduction in payroll from $409,761 in fiscal 2012 to $354,987 in fiscal 2013 and a general reduction of office expenses as a result of budget constraints.  The decrease in professional fees of $608,204 resulted primarily from the Company reducing the number of professionals utilized during the year ended December 31, 2013 as compared to the year ended December 31, 2012.   The increase in consulting fees of $1,748,943 of was a result of the granting warrants to consultants with a greater fair value in fiscal 2013 compared to fiscal 2012.

Net Loss

Net loss for the year ended December 31, 2013 was $32,107,140, compared to net loss of $6,809,825 for the year ended 2012. The loss in fiscal 2013 includes $346,660 in interest expense and $27,685,283 loss on change in fair value of derivatives, offset by a gain on settlement of debt of $66,734. The loss in fiscal 2012 includes $3,472,010 in interest expense and $4,044,231 loss on change in fair value of derivatives, offset by a gain on settlement of debt of $4,145,969.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $43,044 and a working capital deficiency of $30,348,513. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. We estimated that we will require $2,188,000 over the twelve month period ending December 31, 2014. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

During fiscal 2013, we used $1,076,600 in cash in operating activities and paid $4,354 to acquire property and equipment.  This compares to fiscal 2012 when we used $2,006,775 in cash in operating activities and paid $33,271 to acquire property and equipment. We received proceeds of $887,000 from the issuance of notes payable and convertible debt during fiscal 2013, as compared to $1,720,000 in fiscal 2012.  We made cash repayments of $2,000 for notes payable in fiscal 2013 as compared to $10,000 in fiscal 2012.  We received proceeds of $228,500 from the issuance of common stock during fiscal 2013, as compared to $275,000 during fiscal 2012.

As of December 31, 2013 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred a net loss of $32,107,140 for the year ended December 31, 2013. In addition, at December 31, 2013, there is an accumulated deficit of $85,203,969.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US Highland, Inc.

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                                                                                                    11

Consolidated Balance Sheets as of December 31, 2013 and 2012                                                                                            12

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012                                               13

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012                                              14

Consolidated Statements of Stockholders' Deficiency For the Years Ended December 31, 2013 and 2012                      15

Notes to the Consolidated Financial Statements                                                                                                                       16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of US Highland, Inc.

Tulsa, Oklahoma

We have audited the accompanying balance sheets of US Highland, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2013. US Highland, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Highland, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2013 have been prepared assuming that the Company will continue as a going concern. As more fully noted in Note 1 to the financial statements, the Company has incurred a substantial accumulated deficit, recurring operating losses and has a working capital deficiency of $30,348,513. These conditions raise substantial doubt the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

May 5, 2014

US Highland, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

Current Assets

Cash	$43,044	$10,498
Inventory	99,826	–
Prepaid expenses	58,520	7,119

Total Current Assets	201,390	17,617
Long-term deposits	11,491	11,756
Property and Equipment, net	24,555	30,850

Total Assets	$237,436	$60,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	$393,617	$402,903
Accrued liabilities	258,238	182,472
Convertible debentures ($144,362 and $0 related parties, respectively)	351,829	58,333
Derivative liabilities	29,430,719	941,464
Loans payable ($27,000 and $0 related parties, respectively)	115,500	221,900

Total Liabilities	30,549,903	1,807,072

Commitments

Stockholders’ Deficiency

Preferred Stock, 3,550,000 shares authorized, par value $0.01; No shares issued and outstanding at December 31, 2013 and December 31, 2012	–	–

Common Stock, 500,000,000 shares authorized, $0.01 par value; 77,727,669 and 67,757,669 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	777,276	672,743

Common Stock Reserved for Future Issuance	129,881	114,303

Subscriptions Receivable	–	(1,000)

Additional Paid-in Capital	54,757,845	51,337,434

Accumulated Deficit	(85,203,969)	(53,096,829)

	(29,538,967)	(973,349)

Treasury Stock, at cost – 58,333 shares at December 31, 2013 and December 31, 2012	(773,500)	(773,500)

Total Stockholders’ Deficiency	(30,312,467)	(1,746,849)

Total Liabilities and Stockholders’ Deficiency	$237,436	$60,223

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Revenue	$–	$–

Operating Expenses

Consulting	2,943,106	1,194,163
Depreciation	10,649	8,444
General and administrative	645,186	903,278
Professional fees	545,975	1,154,179
Research and development	–	178,419

Total Operating Expenses	4,144,916	3,438,483

Operating Loss	(4,144,916)	(3,438,483)

Other Income (Expense)

Interest expense	(346,660)	(3,472,010)
Change in fair value of derivatives	(27,685,283)	(4,044,231)
Other income (expense)	2,985	(1,070)
Gain (loss) on settlement of debt	66,734	4,145,969

Total Other Income (Expense)	(27,962,224)	(3,371,342)

Net Loss	$(32,107,140)	$(6,809,825)

Net Loss Per Common Share – Basic and Diluted	$(0.42)	$(0.22)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	75,729,000	31,585,700

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Operating Activities

Net loss	$(32,107,140)	$(6,809,825)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	10,649	8,444
Accretion expense	295,496	3,343,038
Change in fair value of derivative	27,685,283	4,044,231
Gain (loss) on settlement of debt	(66,734)	(4,145,969)
Warrants issued for consulting services	2,629,456	1,179,996
Shares issuable for interest expense	15,578	21,203
Stock-based compensation	–	14,167

Changes in operating assets and liabilities:

Inventory	(99,826)	–
Prepaid expenses and deposits	(51,136)	33,384
Accounts payable and accrued liabilities	611,774	304,556

Net Cash Used in Operating Activities	(1,076,600)	(2,006,775)

Investing Activities

Investment in property and equipment	(4,354)	(33,271)

Net Cash Used in Investing Activities	(4,354)	(33,271)

Financing Activities

Proceeds from convertible debt	860,000	1,600,000
Proceeds from notes payable	27,000	120,000
Repayment of notes	(2,000)	(10,000)
Proceeds from issuance of common stock	228,500	275,000

Net Cash Provided by Financing Activities	1,113,500	1,985,000

Increase (Decrease) In Cash	32,546	(55,046)

Cash - Beginning of Year	10,498	65,544

Cash - End of Year	$43,044	$10,498

Non-cash Investing and Financing Activities

Warrants issued to settle debt	$444,294	$–
Common stock issued to settle debt	$47,666	$2,650,000
Common stock issued for services and compensation	$15,578	$14,167

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2013 and 2012

				Common
				Stock
			Additional	Reserved	Stock
	Common Stock		Paid-in	For Future	Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total

Balance, December 31, 2011	868,778	$ 8,687	$ 45,845,828	$ 93,100	$ –	$ (46,287,004)	$ (773,500)	$ (1,112,889)

Shares issued upon conversion of warrants	2,000,000	20,000	1,180,995	–	(1,000)	–	–	1,199,995

Beneficial conversion features	–	–	2,015,500	–	–	–	–	2,015,500

Shares issued for consulting services	500,000	167	14,000	–	–	–	–	14,167

Shares issued upon conversion of debentures	58,888,891	588,889	2,061,111	–	–	–	–	2,650,000

Shares issued for cash	5,500,000	55,000	220,000	–	–	–	–	275,000

Shares issuable in payment of accrued interest	–	–	–	21,203	–	–	–	21,203

Net loss for the year	–	–	–	–	–	(6,809,825)	–	(6,809,825)

Balance, December 31, 2012	67,757,669	672,743	51,337,434	114,303	(1,000)	(53,096,829)	(773,500)	(1,746,849)

Shares issued upon conversion of warrants	5,000,000	50,000	3,202,278	–	–	–	–	3,252,278

Subscriptions received	–	–	–	–	1,000	–	–	1,000

Cancellation of shares issued in error	(483,333)	–	–	–	–	–	–	–

Shares issued to settle debt	953,333	9,533	38,133	–	–	–	–	47,666

Shares issued for cash	4,500,000	45,000	180,000	–	–	–	–	225,000

Shares issuable in payment of accrued interest	–	–	–	15,578	–	–	–	15,578

Net loss for the year	–	–	–	–	–	(32,107,140)	–	(32,107,140)

Balance, December 31, 2013	77,727,669	777,276	54,757,845	129,881	–	(85,203,969)	(773,500)	(30,312,467)

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of December 31, 2013, current liabilities exceed current assets by $30,348,513, and the Company has an accumulated deficit of $85,203,969. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

d)       Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. Inventory consists of goods and parts for resale.

e)        Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets acquired as follows:

Computers and office equipment	3 years
Manufacturing equipment	5 - 10 years

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

Financial instruments consist principally of cash and cash equivalents, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2013 or 2012. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

g)       Basic and Diluted Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. At December 31, 2013 and 2012, approximately 113,500,000 and 1,130,000 shares, respectively, underlying the convertible debentures and warrants were antidilutive.

h)       Research and Development

Research and development costs are expensed as incurred.

i)         Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely that not that all or a portion of a deferred tax asset will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2013 or 2012.

j)         Revenue Recognition

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

k)       Advertising

The Company expenses advertising costs as incurred.  Such costs totaled approximately $28,500 and $13,159 for 2013 and 2012, respectively.

l)         Concentration of Business and Credit risk

The Company maintains cash balances in several financial institutions which currently are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may, at times, exceed the federally insured limits. The Company provides credit in the normal course of business to customers and performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  There were no sales during the years ending December 31, 2013 and 2012.

m)      Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	December 31, 2013	December 31, 2012

Computers and office equipment	3 years	$ 15,930	$ 14,130
Manufacturing equipment	5 - 10 years	28,408	25,853

		44,338	39,983
Accumulated depreciation		(19,783)	(9,133)

Property and equipment, net		$ 24,555	$ 30,850

Depreciation expense amounted to approximately $10,649 and $8,444 for the year ended December 31, 2013 and 2012, respectively.

4.     Related Party Transactions

a)        During the year ended December 31, 2013, the Company issued a convertible note payable to a significant shareholder for cash proceeds of $500,000.  Refer to Note 6(g).

b)       During the year ended December 31, 2013, the Company issued a convertible note payable to a significant shareholder for cash proceeds of $273,700.  Refer to Note 6(h).

c)        During the year ended December 31, 2013, the Company entered into an unsecured, non-guaranteed loan agreement with the director for $27,000.  Refer to Note 5(f).

d)       On March 18, 2013, a director of the Company converted $21,000 of amounts owed to him by the Company into 420,000 shares of common stock. The amount owed had no terms of repayment and was non-interest bearing.

e)        On March 13, 2013, the Company issued 4,500,000 shares of common stock in consideration for cash at $0.05 per share to a shareholder.  This transaction resulted in the shareholder becoming a significant shareholder.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

5.     Loans Payable

Loans payable consist of the following:		December 31, 2013 $	December 31, 2012 $

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing. During the year ended December 31, 2013, the Company settled $13,400 of loans payable through the transfer of inventory previously written off.	25,000	38,400
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at December 31, 2013 and 2012, the Company recognized the fair value of 5,500 and 3,500 common shares issuable for interest expense of $120,282 and $114,303, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at December 31, 2013, the Company has also accrued interest expense of $19,880 (2012 - $13,160).

		56,000	56,000
d)	On August 28, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $75,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand. On July 25, 2013, the note was secured with a convertible note. Refer to Note 6(e).	–	75,000
e)	On October 3, 2012, the Company entered into an unsecured, non-guaranteed, demand loan agreement pursuant to which the Company received proceeds of $45,000. The loan bears interest at an annual rate of 7% payable monthly. The loan is repayable on demand. On July 25, 2013, the note was secured with a convertible note. Refer to Note 6(f).	–	45,000
f)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As of December 31, 2013, the Company recognized the fair value of 20,000 common shares issuable for interest expense of $5,550, as shares reserved for future issuance. The Company has not yet issued these common shares. As at December 31, 2013, the Company has also accrued interest expense of $125.

		27,000	–
		115,500	221,900

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

6.     Convertible Debentures

a)        Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan was unsecured, non-interest bearing, and was due on December 21, 2010.  The note was convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and was subject to adjustment upon the issuance of certain dilutive instruments.  Due to these provisions, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $538,249 resulted in a full discount to the note payable of $225,000 and the recognition of a loss on derivatives of $313,249.

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note.  At December 31, 2013, the carrying value of the note is $56,333 (2012 - $58,333). The note is in default at December 31, 2013.

b)       Effective May 18, 2011, the Company issued a convertible note for $700,000. Pursuant to the terms of the agreement, the loan was unsecured, bore interest at 10% and was due on May 18, 2012.  The note was convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.  Due to these provisions, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.

On June 1, 2012, the Company entered into an amended securities purchase agreement and received additional proceeds of $150,000.  Pursuant to the amended securities purchase agreement, the Company issued a new convertible note (the “2012 Note”) for total aggregate proceeds received of $850,000.  The 2012 Note bore interest at 10% per annum and all unpaid principal and accrued interest on the modified note shall be due and payable on June 1, 2013.  The 2012 Note was convertible, at any time, in whole or in part into common stock of the Company at a conversion price equal to $0.045 per share.  In addition, the Company issued the lender a warrant to purchase 212,500 shares of the Company’s common stock for three years at an exercise price equal to the lower of $0.20 per share or 75% of the average closing bid price for the 30 trading days preceding the exercise date.

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

The net proceeds of $850,000 of the 2012 Note were allocated to the convertible note and the warrants issued at time of issuance. The Company allocated $210,000 of the net proceeds to the warrants.  This resulted in a warrant derivative liability of $210,000 and the convertible debt is initially recorded at $640,000 (net of the discount that arises from the allocation of proceeds to the warrants $210,000).   The Company recognized the intrinsic value of the embedded beneficial conversion feature of $640,000 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $0.

On July 12, 2012, the Company settled the 2012 Note by issuing 18,888,889 shares of the Company’s common stock.  The recorded $850,000 of accretion relating to the discount on the 2012 Note as the Company recognized the unamortized discount as interest expense upon conversion.

c)        Effective December 21, 2011, the Company issued a $350,000 convertible note and a warrant to purchase 11,667 shares of the Company’s common stock. Pursuant to the terms of the agreement, the loan was unsecured, bore interest at 10% and was due on December 21, 2012.  The Company received additional subscriptions of $650,000 and issued an additional $650,000 of convertible notes and a warrant to purchase 21,667 shares of the Company’s common stock in fiscal 2012

The note was convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.  The warrants are exercisable into shares of the Company’s common stock at any time at a variable exercise price equal to the lower of $6.00 per post-reverse split share and 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments. Due to these provisions, the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $418,939 and warrants of $146,864, resulted in a discount to the note payable of $350,000 and the recognition of a loss on derivatives of $215,803.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

On June 1, 2012, the Company entered into an amended securities purchase agreement and received additional proceeds of $150,000.  Pursuant to the amended securities purchase agreement, the Company issued a new convertible note (the “Second 2012 Note”) for total aggregate proceeds received of $1,150,000.  The Second 2012 Note bore interest at 10% per annum and all unpaid principal and accrued interest on the modified note was due and payable on June 1, 2013.  The 2012 Note is convertible, at any time, in whole or in part into common stock of the Company at a conversion price equal to $0.045 per share.  In addition, the Company issued the lender a warrant to purchase 287,500 shares of the Company’s common stock for three years at an exercise price equal to the lower of $0.20 per share, or 75% of the average Closing Bid Price for the 30 trading days preceding the exercise date.

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

The net proceeds of $1,150,000 of the Second 2012 Note were allocated to the convertible note and the warrants issued at time of issuance. The Company allocated $284,100 of the net proceeds to the warrants.  This resulted in a warrant derivative liability of $284,100 and the convertible debt is initially recorded at $865,900 (net of the discount that arises from the allocation of proceeds to the warrants $284,100).   The Company recognized the intrinsic value of the embedded beneficial conversion feature of $865,900 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $0.

On July 12, 2012, the Company settled the 2012 Note by issuing 25,555,556 shares of the Company’s common stock.  The Company recorded recognized the unamortized discount as interest expense upon conversion. The recorded $650,000 of accretion relating to the discount on the 2012 Note as the Company recognized the unamortized discount as interest expense upon conversion.

d)       During the year ended December 31, 2012, the Company issued a convertible note for $500,000 a warrant to purchase 250,000 split shares of the Company’s common stock. Pursuant to the terms of the agreement, the loan was unsecured, bore interest at 10% and was due on April 1, 2013.  The warrant is exercisable into common shares of the Company at the lower of $0.20 or 75% of the average closing bid price of the 30 trading days immediately preceding the exercise date.  The note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 75% of the average of the closing bid prices of the common stock during the 30 trading days prior to the date of the conversion notice and is subject to adjustment upon the issuance of certain dilutive instruments.

Due to these provisions, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $595,788 and warrants of $252,373, resulted in a discount to the note payable of $500,000 and the recognition of a loss on derivatives of $348,161.

On June 1, 2012, the Company entered into an amended securities purchase agreement and received additional proceeds of $150,000.  Pursuant to the amended securities purchase agreement, the Company issued a new convertible note (the “Third 2012 Note”) for total aggregate proceeds received of $650,000.  The Third 2012 Note bore interest at 10% per annum and all unpaid principal and accrued interest on the modified note was due and payable on June 1, 2013.  The Third 2012 Note was convertible, at any time, in whole or in part into common stock of the Company at a conversion price equal to $0.045 per share.  In addition, the Company issued the lender a warrant to purchase 162,500 shares of the Company’s common stock for three years at an exercise price equal to the lower of $0.20 per share, or 75% of the average Closing Bid Price for the 30 trading days preceding the exercise date.

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

The net proceeds of $650,000 of the Third 2012 Note were allocated to the convertible note and the warrants issued at time of issuance. The Company allocated $140,400 of the net proceeds to the warrants.  This resulted in a warrant derivative liability of $140,400 and the convertible debt is initially recorded at $509,600 (net of the discount that arises from the allocation of proceeds to the warrants $140,400).   The Company recognized the intrinsic value of the embedded beneficial conversion feature of $509,600 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $0.

On July 12, 2012, the Company settled the 2012 Note by issuing 14,444,444 shares of the Company’s common stock.  The Company recognized the unamortized discount as interest expense upon conversion. The recorded $1,150,000 of accretion relating to the discount on the 2012 Note as the Company recognized the unamortized discount as interest expense upon conversion.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

e)        Effective July 25, 2013, the Company issued a convertible note to secure the demand loan of $75,000 described in Note 5(d). Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014.  The note is convertible into shares of the Company’s common stock at any time at a price of $0.035.  The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.  The initial fair value of the conversion feature of $577,797 resulted in a discount to the note payable of $75,000 and the recognition of a loss on derivatives of $502,797.  As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013 as the note is due on demand.

f)        Effective July 25, 2013, the Company issued a convertible note to secure the demand loan of $45,000 described in Note 5(e). Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014.  The note is convertible into shares of the Company’s common stock at any time at a price of $0.035.  The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.  The initial fair value of the conversion feature of $346,678 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $301,678.  As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013 as the note is due on demand.

g)       On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014.   During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.  In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.  The initial fair value of the conversion feature of $6,714,279 and warrants of $3,169,531 resulted in a discount to the note payable of $500,000 and the recognition of a loss on derivatives of $9,383,810. During the year ended December 31, 2013, the Company recorded accretion of $92,354 increasing the carrying value of the note to $92,354.

h)       On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 10,197,916 underlying shares of the Company’s common stock. The warrants are exercisable into 8,158,333 common shares of the Company at $0.05 per share and 2,039,583 shares at an exercise price of $0.10 per share until July 31, 2014.   During the year ended December 31, 2013, the Company received proceeds of $273,700 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

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

Due to the potential adjustments to the conversion rate of the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.  The initial fair value of the conversion feature of $5,278,978 and warrants of $2,450,519 resulted in a discount to the note payable of $273,700 and the recognition of a loss on derivatives of $7,455,797. During the year ended December 31, 2013, the Company recorded accretion of $52,008 increasing the carrying value of the note to $52,008.

i)         Effective November 12, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 694,445 underlying shares of the Company’s common stock. The warrants are exercisable into 555,556 common shares of the Company at $0.05 per share and 138,889 shares at an exercise price of $0.10 per share until July 31, 2014.   During the year ended December 31, 2013, the Company received proceeds of $20,000 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.  The initial fair value of the conversion feature of $250,021 and warrants of $145,943, resulted in a discount to the note payable of $20,000 and the recognition of a loss on derivatives of $375,964. During the year ended December 31, 2013, the Company recorded accretion of $6,521 increasing the carrying value of the note to $6,521.

j)         Effective October 7, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 868,055 underlying shares of the Company’s common stock. The warrants are exercisable into 694,444 common shares of the Company at $0.05 per share and 173,611 shares at an exercise price of $0.10 per share until July 31, 2014.   During the year ended December 31, 2013, the Company received proceeds of $25,000 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.  The initial fair value of the conversion feature of $312,522 and warrants of $182,522 resulted in a discount to the note payable of $25,000 and the recognition of a loss on derivatives of $470,045. During the year ended December 31, 2013, the Company recorded accretion of $7,968 increasing the carrying value of the note to $7,968.

k)       On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 739,584 underlying shares of the Company’s common stock. The warrants are exercisable into 591,667 common shares of the Company at $0.05 per share and 147,917 shares at an exercise price of $0.10 per share until July 31, 2014.   During the year ended December 31, 2013, the Company received proceeds of $41,300 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.  The initial fair value of the conversion feature of $547,736 and warrants of $187,531, resulted in a discount to the note payable of $41,300 and the recognition of a loss on derivatives of $693,967. During the year ended December 31, 2013, the Company recorded accretion of $16,645 increasing the carrying value of the note to $16,645.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

7.     Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 6 contain conversion features that qualify for embedded derivative classification.  The warrants described in Notes 6 and 9 also qualify for derivative classification.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	December 31, 2013	December 31, 2012

Balance at the beginning of year	$941,464	$646,831

Addition of new derivative liabilities (embedded conversion options)	14,028,014	1,010,478
Addition of new derivative liabilities (warrants)	9,209,794	2,134,182
Change in fair value of warrants	(627,690)	(364,842)
Change in fair value of embedded conversion option	9,128,915	4,059,964
Conversion of warrants	(3,249,778)	(1,199,995)
Settlement of embedded conversion options	–	(5,345,154)

Balance at the end of the year	$29,430,719	$941,464

The following table summarizes the change in fair value of derivatives:

	December 31, 2013	December 31, 2012

Fair value of derivative liabilities in excess of note proceeds received	$(19,184,058)	$(349,109)
Change in fair value of derivative liabilities during year	(8,501,225)	(3,695,122)

Change in fair value of derivatives	$(27,685,283)	$(4,044,231)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2011	120% - 381%	0.12% - 0.36%	0%	0.38-2.98
At issuance	246% - 388%	0.13% - 0.62%	0%	0.75-5.00
At December 31, 2012	277% - 308%	0.27% - 0.41%	0%	1.97-2.50
At issuance	53% - 329%	0.10% - 1.41%	0%	0.69-3.00
At December 31, 2013	29% - 209%	0.10% - 0.58%	0%	0.58-3.00

8.     Common Stock

On April 13, 2012, the Company effected a reverse split of the issue and outstanding shares of common stock on a 30 for 1 basis. All share and per share amounts have been retroactively adjusted for all periods presented.

On December 23, 2013, the Board approved an amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000 shares and authorize 3,550,000 shares of “blank check” preferred stock, par value $0.01.

Share transactions for the year ended December 31, 2013:

a)        On February 15, 2013, the Company issued 5,000,000 shares of common upon the exercise of a warrant at $0.0005 per share described in Note 9(f) for cash proceeds of $2,500.

b)       On March 13, 2013, the Company issued 4,500,000 shares of common stock in consideration for cash at $0.05 per share.

c)        On March 18, 2013, a director of the Company converted $21,000 of amounts owed to him by the Company into 420,000 shares of common stock. The amount owed had no terms of repayment and was non-interest bearing.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

d)       On October 25, 2013, the Company issued 533,333 shares to a consultant as part of a settlement agreement to settle $80,000 of amounts owed to the consultant.  The fair value of the shares was $26,667 and the Company recorded a gain on the settlement of debt of $53,333.

9.     Stock Purchase Warrants

a)        On January 23, 2013, the Company issued a warrant to purchase 5,000,000 common shares at $0.0005 per share exercisable for three years pursuant to the management securities agreement described in Note 10(f). The Company recorded the fair value of the warrant of $2,599,801 as consulting expense. On February 15, 2013 the Company issued 5,000,000 common shares upon the exercise of the warrant. Upon the exercise of the warrants the Company reclassified the fair value of the warrant of $3,249,778 to additional paid in capital. During the year ended December 31, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $649,977 prior to the exercise of the warrant.

b)     On April 1, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012. Pursuant to the agreement, the Company will pay $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company recorded a gain on the change in fair value of the derivative liability of $69,085.

c)     On April 8, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012.  Pursuant to the agreement, the Company will pay $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $69,084.

d)       On September 4, 2013, the Company issued a consultant 100,000 warrants for $29,655 of services. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company recorded a gain on the change in fair value of the derivative liability of $3,138.

e)       On December 23, 2013, the Company entered into a settlement agreement with a consultant to settle $88,445 of services provided in 2012.  Pursuant to the agreement, the Company will pay $7,500 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company did not recognize a gain or loss on the change in fair value of the derivative liability.

f)        On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $36,425 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 135,000 shares of common stock at $0.0005 per share for three years. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company did not recognize a gain or loss on the change in fair value of the derivative liability.

g)       On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $26,982 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 100,000 shares of common stock at $0.0005 per share for three years. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company did not recognize a gain or loss on the change in fair value of the derivative liability

h)     During the year ended December 31, 2013, the Company issued 25,000,000 (2012 - 934,166) warrants to purchase 25,000,000 (2012 - 934,166) shares of common stock pursuant to the convertible note agreements described in Note 6(g) to (k). (2012 - Notes 6(b), 6(c) and 6(d)).

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2011	45,000	$ 6.00	2.75 years

Issued	2,934,166	0.11
Exercised	(2,000,000)	0.0005

Balance December 31, 2012	979,166	$ 0.59	2.33 years

Issued	31,235,000	0.0481
Exercised	(5,000,000)	0.0005

Balance December 31, 2013	27,214,166	$ 0.08	0.70 years

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

10.   Commitments

a)        The Company entered into a consulting agreement dated September 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 16,667 post-reverse split shares of common stock. On July 31, 2012, the Company issued 500,000 shares of common stock.  The Company erred and should have issued the director 16,667 shares and cancelled 483,333 of the shares during the year ended December 31, 2013. During the year ended December 31, 2013, the Company recorded $10,000 (December 31, 2012 - $42,250) of professional fees. During year ended December 31, 2013, the director agreed to suspend the agreement.

b)       The Company entered into an employment agreement dated October 14, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $8,000 per month, increasing to $10,000 per month on the seventh month, and further to $12,000 per month on the tenth month. During the year ended December 31, 2013, the Company recorded $144,000 (December 31, 2012 - $140,000) of general and administrative expenses.

c)        The Company entered into a consulting agreement dated October 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 6,667 post-reverse split shares of common stock. The shares were issued on October 25, 2011.  The Company recorded $24,750 of general and administrative expenses during the year ended December 31, 2012. The agreement was terminated in 2013 and no fees were recorded.

d)       The Company entered into an employment agreement dated November 10, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month.  During the year ended December 31, 2013, the Company recorded $48,445 (December 31, 2012 - $116,000) of professional fees. During the year ended December 31, 2013, the Company agreed to terminate the agreements.

e)        The Company entered into two employment agreements dated November 10, 2011, effective June 15, 2011, with two employees for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay each employee $6,000 per month, increasing to $8,000 per month on the seventh month, and further to $10,000 per month on the tenth month. During the year ended December 31, 2013, the Company recorded $264,942 (December 31, 2012 - $232,000) of professional fees. During the year ended December 31, 2013, the Company agreed to terminate the agreements.

f)        On October 1, 2012, the Company entered into a management securities agreement with a consultant.  Pursuant to the agreement the Consultant will provide management services for a period of one year in consideration for a warrant to purchase 2,000,000 common shares of the Company at $0.0005 per share exercisable for 3 years (exercised).  An amendment to the services agreement entered into on January 23, 2013.  Pursuant to the amendment the consultant will provide additional services in consideration for $20,000 per month from February 1, 2013 to March 31, 2014 and a warrant to purchase 5,000,000 common shares of the Company at $0.0005 per share for 3 years (exercised subsequently).  On October 28, 2013, the Company entered into a settlement agreement to terminate the contract with the consultant effective July 10, 2013. Refer to Note 9(a).

g)       During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015.  On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019.  During the year ended December 31, 2013, the Company recognized $49,659 of rent expense.  The Company’s future minimum lease payments are as follows:

Fiscal year ending December 31, 2014	51,652
Fiscal year ending December 31, 2015	53,645
Fiscal year ending December 31, 2016	55,634
Fiscal year ending December 31, 2017	57,631
Fiscal year ending December 31, 2018	59,624
Fiscal year ending December 31, 2019	15,280
$ 293,466

h)       The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

11.  Income Taxes

Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended December 31, 2013 and 2012. At December 31, 2013, $8,373,421 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2030. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The components of the net deferred tax asset at December 31, 2013, and 2012, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31, 2013	December 31, 2012

Net loss before taxes	$(32,107,140)	$(6,809,825)
Statutory rate	34%	34%

Computed expected tax (recovery)	$(10,916,428)	$(2,315,341)
Depreciation	3,621	2,871
Accretion	100,469	1,136,633
Loss on derivatives	9,412,996	1,375,039
Loss (gain) on settlement of debt	(22,690)	(1,409,629)
Stock-based compensation	899,313	413,224
Net operating loss	522,719	797,203
Valuation allowance	(522,719)	(797,203)

Net deferred taxes	$–	$–

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of December 31, 2013 and 2012, the Company did not recognize any liability for unrecognized tax benefits.

12.   Subsequent Events

a)        On January 2, 2014, the Company entered into a settlement agreement with a consultant to settle $11,800 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 43,750 shares of common stock at $0.0005 per share for three years.

b)       On January 3, 2014, the Company entered into a settlement agreement with a consultant to settle $41,806 of services provided in 2012.  Pursuant to the agreement, the Company issued a warrant to purchase 155,000 shares of common stock at $0.0005 per share for three years.

c)        On January 17, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $50,000.  The note is bears interest at an annual rate of 8% per annum and due on January 17, 2016.

d)       On January 29, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $50,000.  The note is bears interest at an annual rate of 8% per annum and due on January 29, 2016.

e)        On February 27, 2014, the Company received additional advances of $6,000 from a director.  The amount is unsecured, non-interest bearing and due on demand.

f)        On March 3, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $50,000.  The note is bears interest at an annual rate of 8% per annum and due on March 3, 2016.

g)       On March 19, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $150,000.  The note is bears interest at an annual rate of 8% per annum and due on March 19, 2016.

h)       On April 25, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $25,000.  The note is bears interest at an annual rate of 8% per annum and due on April 25, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, our management has concluded that, as of the year ended December 31, 2013, our internal control over financial reporting is not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our chief executive officer and chief financial officer and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2013 and 2012, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012, for services rendered in all capacities to us.

Summary Compensation Table

Name & Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John R. Fitzpatrick	12/31/2013 12/31/2012	144,000 144,000	0 0	0 0	0 0	0 0	0 0	0 0	144,000 144,000

DIRECTOR COMPENSATION

The Registrant does not compensate its directors other than the Chairman of the Board for their services as such. The Registrant paid Robert H. Harris as Chairman of the Board of Directors $0 in 2013 and $42,500 in 2012. The Registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.

Long-Term Incentive Plans.

As of December 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of April 30, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address	Common Shares	Percentage

Craigstone Ltd. 88 Wood Street 10#,1 London EC2V 7RS, United Kingdom	32,897,916 (1)	37.40%
John D. Gibbs Tri Power Resources P.O. Box 849 Ardmore, Oklahoma 73402	22,000,000 (2)	24.38%

AMHC Managed Services 2 North Cascade Avenue, Suite 1400 Colorado Springs, Colorado 80903	7,533,333	9.69%
Groupo Vargas SA	3,968,056 (3)	5.08%
Brookstone Partners LLC Henville Building Prince Charles Street Charlestown, Nevis	5,990,278 (4)	7.69%
Robert H. Harris, Board Chairman Selene 32, B41, Bella Vista Santo Domingo, District National Dominican Republic	436,667	0.56%
Patrick Holmes, Director 2825 Black Canyon Road Colorado Springs CA 80904	500,000	0.64%
Kevin G. Malone, Director 9 Wellsley Road Rockville Centre, New York 11570	1,875	0.002%
Directors and Officers as a group (3 persons)	938,542	1.21%

(1) Includes Warrants for:

•         8,158,333 shares of common stock at an exercise price of $0.05 that expire on July 31, 2014,

•         2,039,583 shares of common stock at an exercise price of $0.10 that expire July 31, 2014,

•         33,333 shares for common stock at an exercise price of the lower of $6.00 and 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire December 21, 2014,

•         287,500 shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.

(2)  Includes Warrants for 10,000,000 shares of common stock at an exercise price of $0.05 and 2,500,000 shares of common stock at an exercise price of $0.10. Both Warrants expires July 31, 2014.

(3) Includes Warrants for:

•         162,500  shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.

•         250,000  shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.

 (4) Includes Warrants for 212,500  shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 28, 2013, the Company issued 533,333 shares of common stock to AMHC Managed Services Inc. in consideration for the early termination of their management services contract. The shares were valued at $0.05 per share, the fair value on the date of grant.

On March 13, 2013, the Company issued 4,500,000 shares of common stock to John Gibbs in consideration for cash. The shares were valued at $0.05 per share, the fair value on the date of grant.

On March 18, 2013, the Company issued 420,000 shares of common stock to Robert Harris, a director, to convert a demand loan held by Mr. Harris. The shares were valued at $0.05 per share, the fair value on the date of grant.

On February 15, 2013, the Company issued 5,000,000 shares of common stock to AMHC Managed Services Inc. upon exercise of a warrant by AMHC at a share price of $0.0005.

On December 10, 2013, the Company issued 2,000,000 shares of common stock to AMHC Managed Services Inc. upon exercise of a warrant by AMHC at a share price of $0.0005.

On December 3, 2012, the Company issued 500,000 shares of common stock to Patrick Holmes, a director, in consideration for cash. The shares were valued at $0.05 per share, the fair value on the date of grant.

On November 2, 2012, the Company issued 5,000,000 shares of common stock to John Gibbs in consideration for cash. The shares were valued at $0.05 per share, the fair value on the date of grant.

On July 31, 2012, the Company issued 500,000 shares of common stock with a fair value of $14,167 to a director for services.  As the Company erred and should have issued the director 16,667 shares and cancelled 483,333 of the shares.

On August 24, 2012, the Company issued 2,222,222 shares of common stock to Conception Capital Ltd. in consideration for the conversion of their convertible note with the Company. The shares were valued at $0.045 per share, the fair value on the date of grant.

On August 24, 2012, the Company issued 22,666,667 shares of common stock to Craigstone Ltd. in consideration for the conversion of their convertible note with the Company. The shares were valued at $0.045 per share, the fair value on the date of grant.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

We incurred aggregate fees of approximately $50,000 and $40,000 from Friedman LLP for the 2013 and 2012 fiscal years, respectively. Such fees included work completed for our annual audits and reviews.

Audit Related Fees

We did not incur any audit related fees from Friedman LLP during fiscal 2013 or 2012.

Tax Fees

We did not incur any fees for tax compliance, tax advice or tax planning for the 2013 or the 2012 fiscal years.

All Other Fees

We did not incur any other fees from Friedman LLP during fiscal 2013 or 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Friedman LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements included in Part II hereof:

Consolidated Balance Sheets as at December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

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

/s/John R. Fitzpatrick,III    President, CEO, CFO and Director                                                          May 5, 2014

John R. Fitzpatrick, III       (Principal Executive, Financial and Accounting Officer)

/s/ Robert Harris                  Director                                                                                                      May 5, 2014

Robert Harris

/s/ Kevin Malone                 Director                                                                                                     May 5, 2014

Kevin Malone

/s/ Patrick Holmes                 Director                                                                                                     May 5, 2014

Patrick Holmes