Form 10-Q
period 2014-03-31
US Highland, Inc.
filed 2014-05-23
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of the Registrant’s common stock outstanding as of May 20, 2014: 77,727,669 common shares

US Highland, Inc.
Form 10-Q
For the Fiscal Period Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim condensed consolidated financial statements for the three month period ended March 31, 2014 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

US Highland, Inc.
Index to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Unaudited Condensed Consolidated Statements of Stockholders' Deficiency	7

Notes to the Unaudited Condensed Consolidated Financial Statements	8

US Highland, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS

Current Assets

Cash	$100,555	$43,044
Inventory	125,222	99,826
Prepaid expenses	43,873	58,520

Total Current Assets	269,650	201,390
Long-term deposits	11,478	11,491
Property and Equipment, net	21,933	24,555

Total Assets	$303,061	$237,436

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	$440,330	$393,617
Accrued liabilities	294,757	258,238
Convertible debentures ($293,244 and $144,362 related parties, respectively)	517,552	351,829
Derivative liabilities	27,793,891	29,430,719
Loans payable ($33,000 and $27,000 related parties, respectively)	121,500	115,500

Total Current Liabilities	29,168,030	30,549,903

Loans Payable ($325,000 and $0 related parties, respectively)	325,000	–

Total Liabilities	29,493,030	30,549,903

Commitments

Stockholders’ Deficiency

Preferred Stock, 3,550,000 shares authorized, par value $0.01; No shares issued and outstanding at March 31, 2014 and December 31, 2013	–	–

Common Stock, 500,000,000 shares authorized, $0.01 par value; 77,727,669 shares issued and outstanding at March 31, 2014 and December 31, 2013	777,276	777,276

Common Stock Reserved for Future Issuance	130,961	129,881

Additional Paid-in Capital	54,757,845	54,757,845

Accumulated Deficit	(84,082,551)	(85,203,969)
	(28,416,469)	(29,538,967)
Treasury Stock, at cost – 58,333 shares at March 31, 2014 and December 31, 2013	(773,500)	(773,500)

Total Stockholders’ Deficiency	(29,189,969)	(30,312,467)

Total Liabilities and Stockholders’ Deficiency	$303,061	$237,436

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Revenue	–	$–

Operating Expenses

Depreciation	2,622	2,561
General and administrative	159,793	160,596
Professional fees	215,727	3,051,973
Total Operating Expenses	378,142	3,215,130

Operating Loss	(378,142)	(3,215,130)

Other Income (Expense)

Interest expense	(190,979)	(7,657)
Change in fair value of derivatives	1,690,434	(588,212)
Other income (expense)	105	2,213
Total Other Income (Expense)	1,499,560	(593,656)

Net Income (Loss)	$1,121,418	$(3,808,786)

Net Income (Loss) Per Common Share:

- Basic	$0.01	$(0.05)
- Diluted	$(0.00)	$(0.05)
Basic weighted average common shares outstanding	77,727,669	70,793,700
Diluted weighted average common shares outstanding	188,584,669	70,793,700

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Operating Activities
Net income (loss)	$1,121,418	$(3,808,786)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,622	2,561
Accretion expense	165,723	–
Change in fair value of derivative	(1,690,434)	588,212
Warrants issued for consulting services	–	2,599,801
Shares issuable for interest expense	1,080	2,285

Changes in operating assets and liabilities:
Inventory	(25,396)	–
Prepaid expenses and deposits	14,660	(25,048)
Accounts payable and accrued liabilities	136,838	460,576
Net Cash Used in Operating Activities	(273,489)	(180,399)

Financing Activities
Proceeds from issuance of notes payable	331,000	–
Proceeds from issuance of common stock	–	228,500
Net Cash Provided by Financing Activities	331,000	228,500

Increase In Cash	57,511	48,101

Cash - Beginning of Period	43,044	10,498

Cash - End of Period	$100,555	$58,599

Non-cash Investing and Financing Activities

Warrants issued to settle debt	$53,606	$–

Common stock issued to settle debt	–	21,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Deficiency

				Common
				Stock
			Additional	Reserved	Stock
	Common Stock		Paid-in	For Future	Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total
	#	$	$	$	$	$	$	$

Balance, December 31, 2012	67,757,669	672,743	51,337,434	114,303	(1,000)	(53,096,829)	(773,500)	(1,746,849)

Shares issued upon conversion of warrants	5,000,000	50,000	3,202,278	-	-	-	-	3,252,278

Subscriptions received	-	-	-	-	1,000	-	-	1,000

Cancellation of shares issued in error	(483,333)	-	-	-	-	-	-	-

Shares issued to settle debt	953,333	9,533	38,133	-	-	-	-	47,666

Shares issued for cash	4,500,000	45,000	180,000	-	-	-	-	225,000

Shares issuable in payment of accrued interest	-	-	-	15,578	-	-	–	15,578

Net loss for the year	-	-	-	-	-	(32,107,140)	–	(32,107,140)

Balance, December 31, 2013	77,727,669	777,276	54,757,845	129,881	-	(85,203,969)	(773,500)	(30,312,467)

Shares issuable in payment of accrued interest	-	-	-	1,080	-	-	-	1,080

Net income for the period	-	-	-	-	-	1,121,418	-	1,121,418

Balance, March 31, 2014	77,727,669	777,276	54,757,845	130,961	-	(84,082,551)	(773,500)	(29,189,969)

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10K filed on May 6, 2014 (the “2013 Annual Report”).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2013 Annual Report.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of March 31, 2014, current liabilities exceed current assets by $28,898,380, and the Company has an accumulated deficit of $84,082,551. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, and internally generated working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share

	2014			2013
	Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Basic:
Income (loss) attributable to common stock	$1,121,418	77,727,669	$0.01	$(3,808,786)	70,793,700	$(0.05)
Effect of Dilutive Securities:
Convertible Debt Warrants	(713,111)	89,750,000	(0.01)	–	–	–
Diluted:
Income (loss) attributable to common stock, including assumed conversions	(790,747)	21,107,000	(0.00)	–	–	–
	$(382,440)	188,584,669	$(0.00)	$(3,808,786)	70,793,700	$(0.05)

2.  Property and Equipment

Property and equipment consists of the following:

	Useful Life	March 31, 2014	December 31, 2013

Computers and office equipment	3 years	$15,930	$15,930

Manufacturing equipment	5 - 10 years	28,408	28,408
		44,338	44,338
Accumulated depreciation		(22,405)	(19,783)

Property and equipment, net		$21,933	$24,555

Depreciation expense amounted to approximately $2,622 and $2,561 for the three months ended March 31, 2014 and 2013, respectively.

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

3.  Loans Payable

		March 31, 2014	December 31, 2013
Loans payable consist of the following:

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000

b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	7,500

c)
On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at March 31, 2014, the Company recognized the fair value of 7,500 (December 31, 2013 – 5,500) common shares issuable for interest expense of $121,362 (December 31, 2013 - $120,282), as shares reserved for future issuance. The Company has not yet issued these common shares. As at March 31, 2014, the Company has also accrued interest expense of $21,560 (December 31, 2013 - $19,880).
		56,000	56,000

d)
On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As of March 31, 2014, the Company recognized the fair value of 35,000 (December 31, 2013 - 20,000) common shares issuable for interest expense of $9,600 (December 31, 2013 - $9,600), as shares reserved for future issuance. The Company has not yet issued these common shares. As at March 31, 2014, the Company has also accrued interest expense of $181 (December 31, 2013 - $125).
		27,000	27,000

d)	On January 17, 2014, the Company issued a $50,000 note payable to a significant shareholder. The note bears interest at an annual rate of 8% per annum and is due on January 17, 2016.	50,000	–

e)	On January 29, 2014 the Company issued a $50,000 note payable to a significant shareholder. The note bears interest at an annual rate of 8% per annum and is due on January 29, 2016.	50,000	–

f)	On February 19, 2014, the Company issued a $25,000 note payable to a significant shareholder. The note bears interest at an annual rate of 8% per annum and is due on February 19, 2016.	25,000	–

g)	On February 27, 2014, the Company received advances of $6,000 from a director. The amount is unsecured, non-interest bearing and due on demand.	6,000	–

h)	On March 3, 2014, the Company issued a $50,000 note payable to a significant shareholder. The note bears interest at an annual rate of 8% per annum and is due on March 3, 2016.	50,000	–

i)	On March 19, 2014, the Company issued a $150,000 note payable to a significant shareholder. The note bears interest at an annual rate of 8% per annum and is due on March 19, 2016.	150,000	–

Total	$446,500	$115,500
Less Short Term	(121,500)	(115,500)
Long Term	325,000	-

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note. At March 31, 2014 and December 31, 2013, the carrying value of the note was $56,333. The note is in default at March 31, 2014.

b)
Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $75,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company’s common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

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

c)
Effective July 25, 2013, the Company issued a convertible note to secure the demand loan of $45,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company’s common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

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

d)
On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014. In addition, so long as any amountsare due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company. The note is secured against substantially all of the assets of the Company.

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

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $6,714,279 and warrants of $3,169,531 resulted in a discount to the note payable of $500,000 and the recognition of a loss on derivatives of $9,383,810. During the three months ended March 31, 2014, the Company recorded accretion of $96,999 increasing the carrying value of the note to $189,353.

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

Due to the potential adjustments to the conversion rate of the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $5,278,978 and warrants of $2,450,519 resulted in a discount to the note payable of $273,700 and the recognition of a loss on derivatives of $7,455,797. During the three months ended March 31, 2014, the Company recorded accretion of $51,883 increasing the carrying value of the note to $103,891.

f)
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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $250,021 and warrants of $145,943, resulted in a discount to the note payable of $20,000 and the recognition of a loss on derivatives of $375,964. During the three months ended March 31, 2014, the Company recorded accretion of $3,997 increasing the carrying value of the note to $10,518.

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

g)
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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $312,522 and warrants of $182,522 resulted in a discount to the note payable of $25,000 and the recognition of a loss on derivatives of $470,045. During the three months ended March 31, 2014, the Company recorded accretion of $5,009 increasing the carrying value of the note to $12,977.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $547,736 and warrants of $187,531, resulted in a discount to the note payable of $41,300 and the recognition of a loss on derivatives of $693,967. During the three months ended March 31, 2014, the Company recorded accretion of $7,835 increasing the carrying value of the note to $24,480.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	March 31, 2014	December 31, 2013
Balance at the beginning of period	$29,430,719	$941,464

Addition of new derivative liabilities (embedded conversion options)	–	14,028,014

Addition of new derivative liabilities (warrants)	53,606	9,209,794

Change in fair value of warrants	(791,739)	(627,690)

Change in fair value of embedded conversion option	(898,695)	9,128,915

Conversion of warrants	–	(3,249,778)

Balance at the end of the period	$27,793,891	$29,430,719

The following table summarizes the change in fair value of derivatives:

	March 31, 2014	March 31, 2013

Change in fair value of derivative liabilities during period	$(1,690,434)	$(588,212)

Change in fair value of derivatives	$(1,690,434)	$(588,212)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2013	29% - 209%	0.10% - 0.58%	0%	0.58-3.00

At issuance	209%	0.38%	0%	3.00

At March 31, 2014	6% - 200%	0.4% - 0.93%	0%	0.33-2.76

6.  Common Stock

There were no share transactions during the three months ended March 31, 2014.

7.  Stock Purchase Warrants

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Term
Balance December 31, 2013	27,214,166	$0.08	0.70 years

Issued	198,750	0.0005

Balance March 31, 2014	27,412,916	$0.08	0.46 years

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

8.  Commitments

a)
The Company entered into a consulting agreement dated September 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 16,667 shares of common stock. The agreement was subsequently suspended. During the three months ended March 31, 2014, the Company recorded $0 (March 31, 2013 - $10,000) of professional fees.

b)
The Company entered into an employment agreement dated October 14, 2011 with an officer of the Company for services to be provided for an initial term of three years, and on a year-to-year basis thereafter. The Company agreed to pay $8,000 per month, increasing to $10,000 per month on the seventh month, and further to $12,000 per month on the tenth month. During the three months ended March 31, 2014, the Company recorded $33,231 (March 31, 2013 - $36,000) of general and administrative expenses.

c)
During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019. During the three months ended March 31, 2014, the Company recognized $12,788 (2013 - $12,290) of rent expense. The Company’s future minimum lease payments are as follows:

Fiscal year ending December 31, 2014	$38,864
Fiscal year ending December 31, 2015	53,645
Fiscal year ending December 31, 2016	55,634
Fiscal year ending December 31, 2017	57,631
Fiscal year ending December 31, 2018	59,624
Fiscal year ending December 31, 2019	15,280
$280,678

d)
The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

9.  Subsequent Events

a)
On April 25, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $25,000. The note bears interest at an annual rate of 8% per annum and is due on April 25, 2016

b)
On May 13, 2014, the Company terminated the former CEO and President of the Company’s employment agreement in accordance with its terms. The Company informed the former CEO and President that he would maintain his current position and title with the Company on at-will basis. The former CEO and President informed the Company that he would not be continuing in his position.

Also on May 13, 2014, the Company terminated an employment agreement with an engineer in accordance with its terms. The former employee informed the Company that he will be instituting legal proceedings against the Company in the amount of $68,000 for wrongful termination of the agreement and severance due.

In both instances the Company informed the employees that their respective employment agreements were being terminated in accordance with the terms of such agreements, which provide for 30-day notice prior to the anniversary date of the agreements. Accordingly, the Company was within its rights to send such notices and intends to defend these potential matters vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forwardlooking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Results of Operations

For the periods ended March 31, 2014 and March 31, 2013

Revenues

The Company had no revenues during the three month periods ended March 31, 2014 and 2013.

Operating Expenses

Operating expenses for the three month period ended March 31, 2014 were $378,142, which was comprised primarily of $159,793 for general and administrative expenses, and $215,727 for professional fees as compared to operating expenses of $3,215,130 for the three month period ended March 31, 2013, which was comprised primarily of $160,596 for general and administrative expenses, and $3,051,973 for professional fees. General and administrative expenses were consistent for the three month periods ended March 31, 2014 and 2013. The decrease in professional fees of $2,836,246 resulted primarily from the issuance of a warrant to a consultant to purchase common shares, which was recorded at a fair value of $2,599,801. The Company did not issue any warrants for services provided during the three months ended March 31, 2014. The only warrants issued during the three months ended March 31, 2014 were to settle amounts owing from the previous fiscal year. The remaining decrease was a result of a decrease in operations.

Net Loss

Net income for the three month period ended March 31, 2014 was $1,121,418, compared to net loss of $3,808,786 for the three month period ended March 31, 2013. The income in 2014 includes $190,979 in interest expense as compared to $7,657 in 2013. The increase of $183,322 related to interest recorded for convertible debentures outstanding during the period ended March 31, 2014 that were not outstanding during the comparative period. The Company recognized $165,723 of accretion during the three months ended March 31, 2014 as compared to $0 during the three months ended March 31, 2013. The Company recognized a gain on change in fair value of derivatives of $1,690,434 during the three months ended March 31, 2014 as compared to a loss on change in fair value of derivatives of $588,212 during the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $100,555 and a working capital deficiency of $28,898,380. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the fiscal period ended March 31, 2014, the Company received $331,000 of proceeds for the issuance notes payable. We estimated that we will require $2,188,000 over the twelve month period ending March 31, 2015. The Company has $980,000 of convertible notes outstanding for which principal and interest is due on July 31, 2014. These notes are further described in Note 4 of the financial statements.

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

During the three month period ended March 31, 2014, we used $273,489 in cash in operating activities and did not use any cash for investing activities. This compares to the three month period ended March 31, 2013 when we used $180,399 in cash in operating activities. We received proceeds of $331,000 from the issuance of notes payable during the three month period ending March 31, 2014 and $228,500 from the issuance of common stock during the three month period ended March 31, 2013.

As of March 31, 2014 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at March 31, 2014, there is an accumulated deficit of $84,082,551. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management has implemented internal controls to ensure that its quarterly reports and annual reports are filed with the SEC on a timely basis. Management has retained the services of a new accounting firm, as well as an auditing firm specializing in public companies and a strong reputation in the auditing community. We have also hired a highly qualified financial consultant with extensive experience with public companies in the manufacturing industry. This newly implemented three tier process ties the Company’s bookkeeping activities with a full service accounting firm that handles all financial reporting activities and the Company’s interface with the selected auditing firm.

Changes in Internal Control over Financial Reporting:

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 13, 2014, the company sent a letter to John Fitzpatrick, III, CEO and president of the company, informing Mr. Fitzpatrick that his employment agreement was being terminated in accordance with its terms. The company further informed Mr. Fitzpatrick that he will maintain his current position and title with the company on at-will basis. Notwithstanding, upon receipt of the letter Mr. Fitzpatrick informed the company that he would not be continuing in his position.

The company also notified an engineer of the company that his agreement was being terminated, and such employee informed the company that he will be instituting legal proceedings against the company in the amount of $68,000 for wrongful termination of his agreement and severance due.

In both instances the company informed the employees that their respective employment agreements were being terminated in accordance with the terms of such agreements, which provide for 30-day notice prior to the anniversary date of the agreements. Accordingly, the company was within its rights to send such notices and intends to defend these potential matters vigorously.

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

US Highland, Inc.

Date: May 23, 2014	By:	/s/ Robert Harris
Robert Harris
Chairman, Board of Directors