Form 10-Q
period 2014-06-30
US Highland, Inc.
filed 2014-08-19
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission file number: 000-54624

US HIGHLAND, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 N. 105thEast Avenue, Tulsa, OK	74116
(Address of principal executive offices)	(Zip Code)

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

Number of the Registrant’s common stock outstanding as of August 19, 2014: 77,727,669 common shares

US Highland, Inc.

Form 10-Q

For the Fiscal Period Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim condensed consolidated financial statements for the six month period ended June 30, 2014 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

US Highland, Inc.

Index to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Operations	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Unaudited Condensed Consolidated Statements of Stockholders' Deficiency	7
Notes to the Unaudited Condensed Consolidated Financial Statements	8

US Highland, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013

ASSETS

Current Assets

Cash	$2,531	$43,044
Inventory	–	99,826
Prepaid expenses	44,873	58,520

Total Current Assets	47,404	201,390
Long-term deposits	11,478	11,491
Property and Equipment, net	19,397	24,555

Total Assets	$78,279	$237,436

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	$494,095	$393,617
Accrued liabilities ($107,907 and $66,184 related parties, respectively)	567,820	258,238
Convertible debentures ($607,208 and $144,362 related parties, respectively)	857,105	351,829
Derivative liabilities	38,293,760	29,430,719
Loans payable ($33,000 and $27,000 related parties, respectively)	121,500	115,500

Total Current Liabilities	40,334,280	30,549,903

Loans Payable ($425,000 and $0 related parties, respectively)	425,000	–

Total Liabilities	40,759,280	30,549,903

Commitments

Stockholders’ Deficiency

Preferred Stock, 3,550,000 shares authorized, par value $0.01; No shares issued and outstanding at June 30, 2014 and December 31, 2013	–	–

Common Stock, 500,000,000 shares authorized, $0.01 par value; 77,727,669 shares issued and outstanding at June 30, 2014 and December 31, 2013	777,276	777,276

Common Stock Reserved for Future Issuance	136,889	129,881

Additional Paid-in Capital	54,757,845	54,757,845

Accumulated Deficit	(95,579,511)	(85,203,969)

	(39,907,501)	(29,538,967)

Treasury Stock, at cost – 58,333 shares at June 30, 2014 and December 31, 2013	(773,500)	(773,500)

Total Stockholders’ Deficiency	(40,681,001)	(30,312,467)

Total Liabilities and Stockholders’ Deficiency	$78,279	$237,436

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Depreciation	2,536	2,561	5,158	5,122
General and administrative	375,161	135,769	534,954	296,365
Professional fees	117,392	66,176	333,119	3,118,149
Write-down of inventory	125,616	–	125,616	–

Total Operating Expenses	620,705	204,506	998,847	3,419,636

Operating Loss	(620,705)	(204,506)	(998,847)	(3,419,636)

Other Income (Expense)

Interest expense	(376,782)	(5,514)	(567,761)	(13,171)
Change in fair value of derivatives	(10,499,869)	134,728	(8,809,435)	(453,484)
Other income	396	771	501	2,984

Total Other Income (Expense)	(10,876,255)	129,985	(9,376,695)	(463,671)

Net (Loss)	(11,496,960)	(74,521)	(10,375,542)	(3,883,307)

Net (Loss) Per Common Share:
- Basic and Diluted	(0.15)	(0.00)	(0.13)	(0.05)
Basic and diluted weighted average common shares outstanding	77,727,669	77,194,000	77,727,669	74,029,600

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Operating Activities

Net (loss)	$(10,375,542)	$(3,883,307)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	5,158	5,122
Accretion expense	506,276	–
Change in fair value of derivative	8,809,435	453,484
Warrants issued for consulting services	–	2,599,801
Write down of inventory	125,616	–
Shares issuable for interest expense	7,008	3,698

Changes in operating assets and liabilities:

Inventory	(25,790)	–
Prepaid expenses and deposits	13,660	(24,735)
Accounts payable and accrued liabilities	463,666	547,064

Net Cash Used in Operating Activities	(470,513)	(298,873)

Financing Activities

Proceeds from issuance of notes payable	434,300	–
Proceeds from loan payable	–	61,925
Repayment of loans	(4,300)	(500)
Proceeds from issuance of common stock	–	228,500

Net Cash Provided by Financing Activities	430,000	289,925

Increase (Decrease) In Cash	(40,513)	(8,948)

Cash - Beginning of Period	43,044	10,498

Cash - End of Period	$2,531	$1,550

Non-cash Investing and Financing Activities

Warrants issued to settle debt	53,606	229,942
Common stock issued to settle debt	–	21,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficiency

				Common
				Stock
			Additional	Reserved	Stock
	Common Stock		Paid-in	For Future	Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total
	#	$	$	$	$	$	$	$

Balance, December 31, 2012	67,757,669	672,743	51,337,434	114,303	(1,000)	(53,096,829)	(773,500)	(1,746,849)

Shares issued upon conversion of warrants	5,000,000	50,000	3,202,278	–	–	–	–	3,252,278

Subscriptions received	–	–	–	–	1,000	–	–	1,000

Cancellation of shares issued in error	(483,333)	–	–	–	–	–	–	–

Shares issued to settle debt	953,333	9,533	38,133	–	–	–	–	47,666

Shares issued for cash	4,500,000	45,000	180,000	–	–	–	–	225,000

Shares issuable in payment of accrued interest	–	–	–	15,578	–	–	–	15,578

Net loss for the year	–	–	–	–	–	(32,107,140)	–	(32,107,140)

Balance, December 31, 2013	77,727,669	777,276	54,757,845	129,881	–	(85,203,969)	(773,500)	(30,312,467)

Shares issuable in payment of accrued interest	–	–	–	7,008	–	–	–	7,008

Net loss for the period	–	–	–	–	–	(10,375,542)	–	(10,375,542)

Balance, June 30, 2014	77,727,669	777,276	54,757,845	136,889	–	(95,579,511)	(773,500)	(40,681,001)

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

Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of June 30, 2014, current liabilities exceed current assets by $40,286,876, and the Company has an accumulated deficit of $95,579,511. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, and internally generated working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. At June 30, 2014 and 2013, approximately 117,033,000 and 1,637,000 shares, respectively, underlying the convertible debentures and warrants were antidilutive.

2.	Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. At December 31, 2013, inventory consisted of raw materials. During the six months ended June 30, 2014, the Company recorded an inventory write-down of $125,616 to reduce inventory to its net realizable value of $0.

3.	Property and Equipment

Property and equipment consists of the following:

	Useful Life	June 30, 2014	December 31, 2013

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	28,408	28,408

		44,338	44,338
Accumulated depreciation		(24,941)	(19,783)

Property and equipment, net		$19,397	$24,555

Depreciation expense amounted to approximately $5,158 and $5,122 for the six months ended June 30, 2014 and 2013, respectively.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.	Loans Payable

Loans payable consist of the following:		June 30, 2014	December 31, 2013

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000.  If the loans were not repaid within 90 days they then bear interest at 1% per month.  In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at June 30, 2014, the Company recognized the fair value of 6,500 (December 31, 2013 – 5,500) common shares issuable for interest expense of $122,590 (December 31, 2013 - $120,282), as shares reserved for future issuance. The Company has not yet issued these common shares.  As at June 30, 2014, the Company has also accrued interest expense of $23,240 (December 31, 2013 - $19,880).

		56,000	56,000
d)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively.  On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000.  The loan bears interest at 1% per annum compounded monthly.  In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full.  As of June 30, 2014, the Company recognized the fair value of 50,000 (December 31, 2013 - 20,000) common shares issuable for interest expense of $14,300 (December 31, 2013 - $9,600), as shares reserved for future issuance. The Company has not yet issued these common shares.  As at June 30, 2014, the Company has also accrued interest expense of $248 (December 31, 2013 - $125).

		27,000	27,000
e)	On February 27, 2014 and May 9 2014, the Company received advances from a director of $6,000 and $3,300, respectively. The Company repaid $3,300 on June 12, 2014. The outstanding amount is unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	6,000

The Company issued the following unsecured notes payable to a significant shareholder.  The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and are due 2 years after the date of issuance:

a)	On January 17, 2014, the Company issued a $50,000 note payable.	50,000	–
b)	On January 29, 2014 the Company issued a $50,000 note payable.	50,000	–
c)	On February 19, 2014, the Company issued a $25,000 note payable.	25,000	–
d)	On March 3, 2014, the Company issued a $50,000 note payable.	50,000	–
e)	On March 19, 2014, the Company issued a $150,000 note payable.	150,000	–
f)	On April 25, 2014, the Company issued a $25,000 note payable.	25,000	–
g)	On May 19, 2014, the Company issued a $25,000 note payable.	25,000	–
h)	On June 2, 2014, the Company issued an $18,000 note payable.	18,000	–
i)	On June 12, 2014, the Company issued a $32,000 note payable.	32,000	–
	Total	$546,500	$115,500
	Less Short Term	(121,500)	(115,500)
	Long Term	$425,000	$–

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Convertible Debentures

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note and during the three months ended June 30, 2014, the Company repaid an additional $1,000. At June 30, 2014, the carrying value of the note was $55,333 (December 31, 2013 - $56,333). The note is in default at June 30, 2014.

b)

Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $75,000. Pursuant to the terms of the agreement, the loan is unsecured and convertible into shares of the Company’s common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $577,797 resulted in a discount to the note payable of $75,000 and the recognition of a loss on derivatives of $502,797. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013.

c)

Effective July 25, 2013, the Company issued a convertible note to secure the demand loan of $45,000. Pursuant to the terms of the agreement, the loan is unsecured and convertible into shares of the Company’s common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $346,678 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $301,678. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $6,714,279 and warrants of $3,169,531 resulted in a discount to the note payable of $500,000 and the recognition of a loss on derivatives of $9,383,810. During the six months ended June 30, 2014, the Company recorded accretion of $300,417 increasing the carrying value of the note to $392,771. The note was not repaid on July 31, 2014. Subsequent to June 30, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014.

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

US Highland, Inc.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Due to the potential adjustments to the conversion rate of the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $5,278,978 and warrants of $2,450,519 resulted in a discount to the note payable of $273,700 and the recognition of a loss on derivatives of $7,455,797. During the six months ended June 30, 2014, the Company recorded accretion of $162,429 increasing the carrying value of the note to $214,437. The note was not repaid on July 31, 2014. Subsequent to June 30, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $250,021 and warrants of $145,943, resulted in a discount to the note payable of $20,000 and the recognition of a loss on derivatives of $375,964. During the six months ended June 30, 2014, the Company recorded accretion of $10,534 increasing the carrying value of the note to $17,055. The note was not repaid on July 31, 2014. Subsequent to June 30, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $312,522 and warrants of $182,522 resulted in a discount to the note payable of $25,000 and the recognition of a loss on derivatives of $470,045. During the six months ended June 30, 2014, the Company recorded accretion of $13,281 increasing the carrying value of the note to $21,249. The note was not repaid on July 31, 2014. Subsequent to June 30, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $547,736 and warrants of $187,531, resulted in a discount to the note payable of $41,300 and the recognition of a loss on derivatives of $693,967. During the six months ended June 30, 2014, the Company recorded accretion of $19,615 increasing the carrying value of the note to $36,260. The note was not repaid on July 31, 2014. Subsequent to June 30, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.	Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 5 contain conversion features that qualify for embedded derivative classification. The warrants described in Note 8 also qualify for derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	June 30, 2014	December 31, 2013

Balance at the beginning of period	$29,430,719	$941,464

Addition of new derivative liabilities (embedded conversion options)	–	14,028,014
Addition of new derivative liabilities (warrants)	53,606	9,209,794
Change in fair value of warrants	1,675,400	(627,690)
Change in fair value of embedded conversion option	7,134,035	9,128,915
Conversion of warrants	–	(3,249,778)

Balance at the end of the period	$38,293,760	$29,430,719

The following table summarizes the change in fair value of derivatives:

	June 30, 2014	June 30, 2013

Change in fair value of derivatives	$8,809,435	$453,484

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2013	29% - 209%	0.10% - 0.58%	0%	0.58-3.00
At issuance	209%	0.38%	0%	3.00
At June 30, 2014	72% - 200%	0.2% - 0.68%	0%	0.08-2.51

7.	Common Stock

There were no share transactions during the six months ended June 30, 2014.

8.	Stock Purchase Warrants

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Term

Balance December 31, 2013	27,214,166	$0.08	0.70 years

Issued	198,750	0.0005

Balance June 30, 2014	27,412,916	$0.08	0.21 years

US Highland, Inc.

 Notes to the Unaudited Condensed Consolidated Financial Statements

9.	Commitments and Contingencies

a)

The Company entered into a consulting agreement dated September 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 16,667 shares of common stock. The agreement was subsequently suspended. During the six months ended June 30, 2014, the Company recorded $0 (June 30, 2013 - $10,000) of professional fees.

b)

During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019. During the six months ended June 30, 2014, the Company recognized $30,914 (2013 - $24,746) of rent expense. The Company’s future minimum lease payments are as follows:

Twelve months ending June 30, 2015	$52,648
Twelve months ending June 30, 2016	54,641
Twelve months ending June 30, 2017	56,634
Twelve months ending June 30, 2018	58,627
Twelve months ending June 30, 2019	45,173
$267,723

c)

The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

d)

On May 13, 2014, the Company terminated the former CEO and President of the Company’s employment agreement in accordance with its terms. Also on May 13, 2014, the Company terminated an employment agreement with an employee in accordance with its terms. Refer to Note 10(b).

e)

On June 17, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $76,712. The Company believes it owes the debtor $9,986 which it has recorded as owing. Accordingly, the Company intends to defend these potential matters vigorously.

f)

On June 26, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $17,534. The Company believes it owes the debtor $11,705 which it has recorded as owing. Accordingly, the Company intends to defend these potential matters vigorously.

g)

On December 16, 2013, the Company was informed that a vendor will be instituting legal proceedings against the Company for collection of the sum of $12,455. The Company believes it does not owe the vendor anything. Accordingly, the Company intends to defend these potential matters vigorously.

10.	Subsequent Events

a)

On July 1, 2014, the Company issued a note payable with a related party, pursuant to which the Company received proceeds of $25,000. The note is bears interest at an annual rate of 8% per annum and due on July 1, 2016.

b)

On July 8, 2014, the Company filed civil actions against the former CEO and President, and against a former employee of the Company. The petitions allege they breached the terms and conditions of their employment agreements with the Company, converted property belonging to the Company, and filed false and wrongful claims with the Oklahoma Department of Labor. Neither former employee has filed answers to the petitions, although the Company expects them to do so and to file counterclaims against the Company. On August 7, 2014, the Oklahoma Department of Labor entered an Administrative Order of Determination in favor of the former CEO and President of the Company in the amount of $72,000 and liquidated damages of $72,000; and also entered an Administrative Order of Determination in favor of the former employee in the amount of $54,000 and liquidated damages of $54,000. The Company has requested a rehearing, re-opening and reconsideration of the administrative orders with the Oklahoma Department of Labor. At June 30, 2014, the Company had accrued a total of $252,000 pursuant to the Administrative Order of Determination.

c)

On July 11, 2014, the Company received an advance from a director of $9,000. The outstanding amount is unsecured, due on demand and bears interest at 1% per annum. The loan was repaid on July 18, 2014.

d)

On July 16, 2014, the Company issued a note payable with a related party, pursuant to which the Company received proceeds of $75,000. The note is bears interest at an annual rate of 8% per annum and due on July 16, 2016. On July 23, the note was assigned by the debtor to a significant shareholder.

e)

Subsequent to June 30, 2014, the Company and the note holders described in Notes 5(d), (e), (f), (g) and (h) agreed to extend the maturity dates of the notes to December 31, 2014 and increase the interest rates to 12% starting on August 1, 2014.

f)

On August 8, 2014, the Company entered into an employment agreement with an existing employee. Pursuant to the agreement the employee will act as the Interim CFO and Secretary of the Company for an initial period of six months in consideration for $1,200 per month in addition to the employee’s current salary structure of $60,000 per year.

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

Results of Operations

For the periods ended June 30, 2014 and June 30, 2013

Revenues

The Company had no revenues during the six month periods ended June 30, 2014 and 2013.

Operating Expenses

Operating expenses for the three month period ended June 30, 2014 were $620,705, which was comprised primarily of $375,161 for general and administrative expenses, $117,392 for professional fees and $125,616 for write-down of inventory as compared to operating expenses of $204,506 for the three month period ended June 30, 2013, which was comprised primarily of $135,769 for general and administrative expenses, and $66,176 for professional fees. General and administrative expenses increased during the three month periods ended June 30, 2014 over the three months ended June 30, 2013 as result of the accrual of severance fees as a result of the termination of two former employees. The increase in professional fees during the three month period was attributable to costs associated with various EDGAR filings which were not completed in the comparative period. The increase in write-down in inventory of $125,616 was the result of a write-down of inventory costs to their net realizable value.

Operating expenses for the six month period ended June 30, 2014 were $998,847, which was comprised primarily of $534,954 for general and administrative expenses, $333,119 for professional fees and $125,616 for write-down of inventory as compared to operating expenses of $3,419,636 for the six month period ended June 30, 2013, which was comprised primarily of $296,365 for general and administrative expenses, and $3,118,149 for professional fees. General and administrative expenses increased during the six month periods ended June 30, 2014 over the six months ended June 30, 2013 as result of the accrual of severance fees as a result of the termination of two former employees. The decrease in professional fees of $3,118,149 resulted primarily from the issuance of a warrant to a consultant to purchase common shares, which was recorded at a fair value of $2,599,801. The Company did not issue any warrants for services provided during the six months ended June 30, 2014. The only warrants issued during the six months ended June 30, 2014 were to settle amounts owing from the previous fiscal year. The remaining decrease was a result of a decrease in operations. The increase in write-down in inventory of $125,616 was the result of a write-down of inventory costs to their net realizable value.

Net Loss

Net loss for the three month period ended June 30, 2014 was $11,496,960, compared to net loss of $74,521 for the three month period ended June 30, 2013. The income in 2014 includes $376,782 in interest expense as compared to $5,514 in 2013. The increase of $371,268 related to interest recorded for convertible debentures outstanding during the period ended June 30, 2014 that were not outstanding during the comparative period. The Company recognized $340,553 of accretion during the three months ended June 30, 2014 as compared to $0 during the three months ended June 30, 2013. The Company recorded an unrealized loss as a result of an increase in the fair value of derivatives of $10,499,869 during the three months ended June 30, 2014 as compared to an unrealized gain as a result of a decrease in the fair value of derivatives of $134,728 during the three months ended June 30, 2013.

Net loss for the six month period ended June 30, 2014 was $10,375,542, compared to net loss of $3,883,307 for the six month period ended June 30, 2013. The loss in fiscal 2014 includes $567,761 in interest expense as compared to $13,171 in fiscal 2013. The increase of $554,590 related to interest recorded for convertible debentures outstanding during the period ended June 30, 2014 that were not outstanding during the comparative period. The Company recorded an unrealized loss as a result of the increase in the fair value of derivatives of $8,809,435 during the six months ended June 30, 2014 as compared to an unrealized loss as a result of the increase in the fair value of derivatives of $453,484 during the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $2,531 and a working capital deficiency of $40,286,876. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the fiscal period ended June 30, 2014, the Company received $434,300 of proceeds for the issuance notes payable. Subsequent to June 30, 2014, we received an additional $100,000 of proceeds for the issuance notes payable. We estimated that we will require $2,188,000 over the twelve month period ending June 30, 2015. The Company has $980,000 of convertible notes outstanding for which principal and interest was due on July 31, 2014. The convertible notes were extended and are now due on December 31, 2014. These notes are further described in Note 5 of the financial statements. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

During the six month period ended June 30, 2014, we used $470,513 in cash in operating activities and did not use any cash for investing activities. This compares to the six month period ended June 30, 2013, we used $298,873 in cash in operating activities and did not use any cash for investing activities. We received proceeds of $434,300 from the issuance of notes payable during the six month period ending June 30, 2014 and received proceeds of $61,925 from the issuance of loans payable and $228,500 from the issue of common stock during the six months ended June 30, 2013.

As of June 30, 2014 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at June 30, 2014, there is an accumulated deficit of $95,579,511. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management has implemented internal controls to ensure that its quarterly reports and annual reports are filed with the SEC on a timely basis. Management has retained the services of a new accounting firm. We have also hired a highly qualified financial consultant with extensive experience with public companies in the manufacturing industry. This newly implemented three tier process ties the Company’s bookkeeping activities with a full service accounting firm that handles all financial reporting activities and the Company’s interface with the selected auditing firm.

Changes in Internal Control over Financial Reporting:

During the three months ended June 30, 2014, the Company changed Chief Financial Officers. The new Chief Financial Officer assumed the same role as the former Chief Financial Officer and accordingly there were no changes in internal controls over financial reporting. During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, chief financial officer, and a former director of the Company and against Steven ("Posie") Pfaff, the former Director of Manufacturing of the Company. The petitions allege that Mr. Fitzpatrick and Mr. Pfaff breached the terms and conditions of their employment agreements with the Company, the conversion of property belonging to the Company, and by filing false and wrongful claims with the Oklahoma Department of Labor. Neither Mr. Fitzpatrick nor Mr. Pfaff have filed answers to the petitions, although the Company expects them to do so and to file counterclaims against the Company.

On August 7, 2014, the Oklahoma Department of Labor entered an Administrative Order of Determination in favor of Mr. Fitzpatrick in the amount of $72,000 and liquidated damages of $72,000; and also entered an Administrative Order of Determination in favor of Mr. Pfaff in the amount of $54,000 and liquidated damages of $54,000. The Company has requested a rehearing, re-opening and reconsideration of the administrative orders with the Oklahoma Department of Labor.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

As a “small reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 8, 2014, the Company entered into an employment agreement with Deborah Engles. Pursuant to the agreement Deborah Engles will act as the Interim CFO and Secretary of the Company for an initial period of six months.

The Company has recently instituted discussions with DTC to regain eligibility. However, there is no assurance that the Company will be successful in obtaining eligibility.

Exhibit	Description

31	Section 302 Certification of Principal Executive Officer

32	Section 906 Certification of Principal Executive Officer

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculations

101.DEF*	XBRL Taxonomy Extension Definitions

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

_______________

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. HIGHLAND, INC.

Dated: August 19, 2014	By	/s/ Josh W. Whitaker
Josh W. Whitaker
Interim President and Chief Executive Officer

Dated: August 19, 2014	By	/s/ Deborah Engles
Deborah Engles
Interim Chief Financial Officer

