Form 10-Q
period 2014-09-30
US Highland, Inc.
filed 2015-01-15
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Number of the Registrant’s common stock outstanding as of January 14, 2015: 77,727,669 common shares

US Highland, Inc.

Form 10-Q

For the Fiscal Period Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim condensed consolidated financial statements for the nine month period ended September 30, 2014 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

US Highland, Inc.

Index to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Operations	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Unaudited Condensed Consolidated Statements of Stockholders' Deficiency	7
Notes to the Unaudited Condensed Consolidated Financial Statements	8

US Highland, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013

ASSETS

Current Assets

Cash	$1,779	$43,044
Inventory	–	99,826
Prepaid expenses	43,873	58,520

Total Current Assets	45,652	201,390
Long-term Deposits	11,478	11,491
Property and Equipment, net	16,991	24,555

Total Assets	$74,121	$237,436

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	$466,534	$393,617
Accrued liabilities ($142,587 and $66,184 related parties, respectively)	609,765	258,238
Convertible debentures ($89,549 and $144,362 related parties, respectively)	311,606	351,829
Derivative liabilities	40,286,681	29,430,719
Loans payable ($48,000 and $27,000 related parties, respectively)	171,500	115,500

Total Current Liabilities	41,846,086	30,549,903

Loans Payable ($525,000 and $0 related parties, respectively)	525,000	–

Total Liabilities	42,371,086	30,549,903

Commitments

Stockholders’ Deficiency

Preferred Stock, 3,550,000 shares authorized, par value $0.01; No shares issued and outstanding at September 30, 2014 and December 31, 2013	–	–

Common Stock, 500,000,000 shares authorized, $0.01 par value; 77,727,669 shares issued and outstanding at September 30, 2014 and December 31, 2013	777,276	777,276

Common Stock Reserved for Future Issuance	145,886	129,881

Additional Paid-in Capital	54,757,845	54,757,845

Accumulated Deficit	(97,204,472)	(85,203,969)
	(41,523,465)	(29,538,967)

Treasury Stock, at cost – 58,333 shares at September 30, 2014 and December 31, 2013	(773,500)	(773,500)

Total Stockholders’ Deficiency	(42,296,965)	(30,312,467)

Total Liabilities and Stockholders’ Deficiency	$74,121	$237,436

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Depreciation	2,406	2,723	7,564	7,845
General and administrative	101,946	157,749	636,900	454,114
Professional fees	22,763	184,877	355,882	3,303,026
Write-down of inventory	–	–	125,616	–

Total Operating Expenses	127,115	345,349	1,125,962	3,764,985

Operating Loss	(127,115)	(345,349)	(1,125,962)	(3,764,985)

Other Income (Expense)

Interest expense	(321,844)	(182,672)	(889,605)	(195,843)
Change in fair value of derivatives	(1,991,170)	(12,083,506)	(10,800,605)	(12,536,990)
Loss on settlement of debt	814,668	–	814,668	–
Other income	500	1	1,001	2,985

Total Other Income (Expense)	(1,497,846)	(12,266,177)	(10,874,541)	(12,729,848)

Net (Loss)	(1,624,961)	(12,611,526)	(12,000,503)	(16,494,833)

Net (Loss) Per Common Share:
- Basic and Diluted	(0.02)	(0.16)	(0.15)	(0.22)
Basic and diluted weighted average common shares outstanding	77,727,669	77,194,000	77,727,669	75,100,600

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	$	$
Operating Activities

Net (loss)	(12,000,503)	(16,494,833)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,564	7,845
Accretion expense	777,196	171,250
Change in fair value of derivative	10,800,605	12,536,990
Loss on settlement of debt	(814,668)	–
Warrants issued for consulting services	–	2,599,801
Write down of inventory	125,616	–
Shares issuable for interest expense	16,005	6,398

Changes in operating assets and liabilities:
Inventory	(25,790)	–
Prepaid expenses and deposits	14,660	(24,735)
Accounts payable and accrued liabilities	478,050	520,292

Net Cash Used in Operating Activities	(621,265)	(676,992)

Investing Activities

Investment in property and equipment	–	(4,355)

Net Cash Used in Investing Activities	–	(4,355)

Financing Activities
Proceeds from issuance of notes payable	608,300	–
Proceeds from convertible debt	–	385,000
Proceeds from loan payable	–	87,000
Repayment of loans	(28,300)	(2,000)
Proceeds from issuance of common stock	–	228,500

Net Cash Provided by Financing Activities	580,000	698,500

Increase (Decrease) In Cash	(41,265)	17,153

Cash - Beginning of Period	43,044	10,498

Cash - End of Period	1,779	27,651

Non-cash Investing and Financing Activities
Warrants issued to settle debt	53,606	229,942
Common stock issued to settle debt	–	21,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

US Highland, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficiency

				Common
				Stock
			Additional	Reserved	Stock
	Common Stock		Paid-in	For Future	Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total
	#	$	$	$	$	$	$	$

Balance, December 31, 2012	67,757,669	672,743	51,337,434	114,303	(1,000)	(53,096,829)	(773,500)	(1,746,849)

Shares issued upon conversion of warrants	5,000,000	50,000	3,202,278	–	–	–	–	3,252,278

Subscriptions received	–	–	–	–	1,000	–	–	1,000

Cancellation of shares issued in error	(483,333)	–	–	–	–	–	–	–

Shares issued to settle debt	953,333	9,533	38,133	–	–	–	–	47,666

Shares issued for cash	4,500,000	45,000	180,000	–	–	–	–	225,000

Shares issuable in payment of accrued interest	–	–	–	15,578	–	–	–	15,578

Net loss for the year	–	–	–	–	–	(32,107,140)	–	(32,107,140)

Balance, December 31, 2013	77,727,669	777,276	54,757,845	129,881	–	(85,203,969)	(773,500)	(30,312,467)

Shares issuable in payment of accrued interest	–	–	–	16,005	–	–	–	16,005

Net loss for the period	–	–	–	–	–	(12,000,503)	–	(12,000,503)

Balance, September 30, 2014	77,727,669	777,276	54,757,845	145,886	–	(97,204,472)	(773,500)	(42,296,965)

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

Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of September 30, 2014, current liabilities exceed current assets by $41,800,434, and the Company has an accumulated deficit of $97,204,472. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, and internally generated working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

US Highland, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. At September 30, 2014 and 2013, approximately 91,886,000 and 51,090,000 shares, respectively, underlying the convertible debentures and warrants were antidilutive.

2.	Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. At December 31, 2013, inventory consisted of raw materials. During the nine months ended September 30, 2014, the Company recorded an inventory write-down of $125,616 to reduce inventory to its net realizable value of $0.

3.	Property and Equipment

Property and equipment consists of the following:

	Useful Life	September 30, 2014	December 31, 2013

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	28,408	28,408

		44,338	44,338
Accumulated depreciation		(27,347)	(19,783)

Property and equipment, net		$16,991	$24,555

Depreciation expense amounted to approximately $7,564 and $7,845 for the nine months ended September 30, 2014 and 2013, respectively.

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

4.	Loans Payable

Loans payable consist of the following:		September 30, 2014	December 31, 2013

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at September 30, 2014, the Company recognized the fair value of 7,000 (December 31, 2013 – 5,500) common shares issuable for interest expense of $124,537 (December 31, 2013 - $120,282), as shares reserved for future issuance. The Company has not yet issued these common shares. As at September 30, 2014, the Company has also accrued interest expense of $24,920 (December 31, 2013 - $19,880).

		56,000	56,000
d)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As of September 30, 2014, the Company recognized the fair value of 65,000 (December 31, 2013 - 20,000) common shares issuable for interest expense of $21,350 (December 31, 2013 - $9,600), as shares reserved for future issuance. The Company has not yet issued these common shares. As at September 30, 2014, the Company has also accrued interest expense of $317 (December 31, 2013 - $125).

		27,000	27,000
e)	On February 27, 2014, May 9 2014, and July 11, 2014 the Company received advances from a director of $6,000, $3,300 and $9,000, respectively. The Company repaid $3,300 on June 12, 2014 and $9,000 on July 28, 2014. The outstanding amount is unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	6,000	–
f)	On September 18, 2014, the Company entered into an unsecured, non-guaranteed, loan agreement pursuant to which the Company received proceeds of $35,000. The loan bears interest at 8% per annum compounded annually and is due 1 year after the date of issuance.	35,000	–
g)	On August 26, 2014, the Company issued an unsecured $15,000 note payable to a significant shareholder. The note bears interest at an annual rate of 8% per annum, is uncollateralized, and due 1 year after the date of issuance.	15,000	–

The Company issued the following unsecured notes payable to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and are due 2 years after the date of issuance:

a)	On January 17, 2014, the Company issued a $50,000 note payable.	50,000	–
b)	On January 29, 2014 the Company issued a $50,000 note payable.	50,000	–
c)	On February 19, 2014, the Company issued a $25,000 note payable.	25,000	–
d)	On March 3, 2014, the Company issued a $50,000 note payable.	50,000	–
e)	On March 19, 2014, the Company issued a $150,000 note payable.	150,000	–
f)	On April 25, 2014, the Company issued a $25,000 note payable.	25,000	–
g)	On May 19, 2014, the Company issued a $25,000 note payable.	25,000	–
h)	On June 2, 2014, the Company issued an $18,000 note payable.	18,000	–
i)	On June 12, 2014, the Company issued a $32,000 note payable.	32,000	–
j)	On July 1, 2014, the Company issued a $25,000 note payable.	25,000	–
k)	On July 16, 2014, the Company issued a $75,000 note payable to a related party. On July 23, the note holder assigned the note to a related party.	75,000	–
	Total	$696,500	$115,500
	Less Short Term	(171,500)	(115,500)
	Long Term	$525,000	$–

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Convertible Debentures

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note and during the nine months ended September 30, 2014, the Company repaid an additional $1,000. At September 30, 2014, the carrying value of the note was $55,333 (December 31, 2013 - $56,333). The note is in default at September 30, 2014.

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

On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $474,668. The Company also recognized the fair value of the embedded conversion feature of $24,501,757 as a derivative liability and reduced the value of the convertible loan to $nil. The fair value of the derivative liability was $22,000,404 at September 30, 2014. During the nine months ended September 30, 2014, the Company recorded total accretion of $437,350 and at September 30, 2014 the carrying value of the note was $53,285.

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

The note was not repaid on July 31, 2014. On August 4, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $273,700. The Company also recognized the fair value of the embedded conversion feature of $13,685,849 as a derivative liability and reduced the value of the convertible loan to $nil.

The fair value of the derivative liability was $12,043,021 at September 30, 2014. During the nine months ended September 30, 2014, the Company recorded total accretion of $257,956 and at September 30, 2014 the carrying value of the note was $36,264.

f)

Effective November 12, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 694,445 underlying shares of the Company’s common stock. The warrants are exercisable into 555,556 common shares of the Company at $0.05 per share and 138,889 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $20,000 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest was due on July 31, 2014.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $250,021 and warrants of $145,943 resulted in a discount to the note payable of $20,000 and the recognition of a loss on derivatives of $375,964. During the nine months ended September 30, 2014, the Company recorded accretion of $13,479 increasing the carrying value of the note to $20,000. The note was not repaid on July 31, 2014. The note is in default at September 30, 2014.

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

On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $25,000. The Company also recognized the fair value of the embedded conversion feature of $1,250,082 as a derivative liability and reduced the value of the convertible loan to $nil.

The fair value of the derivative liability was $1,100,020 at September 30, 2014. During the nine months ended September 30, 2014, the Company recorded total accretion of $26,387 and at September 30, 2014 the carrying value of the note was $9,355.

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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

On August 4, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $41,300. The Company also recognized the fair value of the embedded conversion feature of $2,065,135 as a derivative liability and reduced the value of the convertible loan to $nil.

The fair value of the derivative liability was $1,817,233 at September 30, 2014. During the nine months ended September 30, 2014, the Company recorded total accretion of $42,024 and at September 30, 2014, the carrying value of the note was $17,369.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	September 30, 2014	December 31, 2013

Balance at the beginning of period	$29,430,719	$941,464

Addition of new derivative liabilities (embedded conversion options)	–	14,028,014
Addition of new derivative liabilities (warrants)	53,606	9,209,794
Change in fair value of warrants	(5,346,878)	(627,690)
Change in fair value of embedded conversion option	16,152,736	9,128,915
Expiration of warrants	(3,502)	–
Conversion of warrants	–	(3,249,778)

Balance at the end of the period	$40,286,681	$29,430,719

The following table summarizes the change in fair value of derivatives:

Change in Fair Value of Derivative Liabilities
$

Three months ended September 30, 2014:

Change in fair value of derivative liabilities during the three months ended September 30, 2014	(1,991,170)

Change in fair value of derivatives	(1,991,170)

Three months ended September 30, 2013:

Fair value of derivative liabilities in excess of note proceeds received	(12,412,823)
Change in fair value of derivative liabilities during the three months ended September 30, 2013	329,317

Change in fair value of derivatives	(12,083,506)

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Change in Fair Value of Derivative Liabilities
$

Nine months ended September 30, 2014:

Change in fair value of derivative liabilities during the nine months ended September 30, 2014	(10,800,605)

Change in fair value of derivatives	(10,800,605)

Nine months ended September 30, 2013:

Fair value of derivative liabilities in excess of note proceeds received	(12,412,823)
Change in fair value of derivative liabilities during the nine months ended September 30, 2013	(124,167)

Change in fair value of derivatives	(12,536,990)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2013	29% - 209%	0.10% - 0.58%	0%	0.58-3.00
At issuance	209%	0.38%	0%	3.00
At September 30, 2014	117% - 228%	0.02% - 0.58%	0%	0.17-2.26

7.	Common Stock

There were no share transactions during the nine months ended September 30, 2014.

8.	Stock Purchase Warrants

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Term

Balance December 31, 2013	27,214,166	$0.08	0.70 years

Issued	198,750	0.0005
Expired	(25,133,333)	0.0677

Balance September 30, 2014	2,279,583	$0.17	1.34 years

US Highland, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

9.	Commitments and Contingencies

a)

The Company entered into a consulting agreement dated September 20, 2011 with a director of the Company for services to be provided for a term of three years. The Company agreed to pay $2,250 per month, as well as issue 16,667 shares of common stock. The agreement was subsequently suspended. During the nine months ended September 30, 2014, the Company recorded $nil (2013 - $10,000) of professional fees.

b)

During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019. During the nine months ended September 30, 2014, the Company recognized $46,454 (2013 - $37,203) of rent expense. The Company’s future minimum lease payments are as follows:

Twelve months ending September 30, 2015	$53,147
Twelve months ending September 30, 2016	55,140
Twelve months ending September 30, 2017	57,133
Twelve months ending September 30, 2018	59,126
Twelve months ending September 30, 2019	30,223
$254,769

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

h)

On July 8, 2014, the Company filed civil actions against the former CEO and President, and against a former employee of the Company. The petitions allege they breached the terms and conditions of their employment agreements with the Company, converted property belonging to the Company, and filed false and wrongful claims with the Oklahoma Department of Labor. Neither former employee has filed answers to the petitions, although the Company expects them to do so and to file counterclaims against the Company. On August 7, 2014, the Oklahoma Department of Labor entered an Administrative Order of Determination in favor of the former CEO and President of the Company in the amount of $72,000 and liquidated damages of $72,000; and also entered an Administrative Order of Determination in favor of the former employee in the amount of $54,000 and liquidated damages of $54,000. The Company has requested a rehearing, re-opening and reconsideration of the administrative orders with the Oklahoma Department of Labor. At September 30, 2014, the Company had accrued a total of $252,000 pursuant to the Administrative Order of Determination.

i)

On August 8, 2014, the Company entered into an employment agreement with an existing employee.  Pursuant to the agreement the employee will act as the Interim CFO and Secretary of the Company for an initial period of six months in consideration for $1,200 per month in addition to the employee’s current salary structure of $60,000 per year.

10.	Subsequent Events

a)

On October 7, 2014, the Company received an advance from a director of $7,000. The outstanding amount is unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly. The loan was repaid on October 8, 2014.

b)

On October 7, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $30,000. The note is bears interest at an annual rate of 8% per annum and due on October 7, 2016.

c)

On October 31, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $20,000. The note is bears interest at an annual rate of 8% per annum and due on October 31, 2016.

d)

On November 4, 2014, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $32,000. The note is bears interest at an annual rate of 8% per annum and due on November 4, 2016.

e)	The Company failed to repay the convertible notes described in Notes 5(d), (e), (g) and (h) when they became due on December 31, 2014. The Company is attempting to negotiate a further extension.

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

Results of Operations

For the periods ended September 30, 2014 and September 30, 2013

Revenues

The Company had no revenues during the nine month periods ended September 30, 2014 and 2013.

Operating Expenses

Operating expenses for the three month period ended September 30, 2014 were $127,115, which was comprised primarily of $101,946 for general and administrative expenses, and $22,763 for professional fees as compared to operating expenses of $345,349 for the three month period ended September 30, 2013, which was comprised primarily of $157,749 for general and administrative expenses, and $184,877 for professional fees. General and administrative expenses decreased during the three month period ended September 30, 2014 over the three months ended September 30, 2013 primarily as result of a decrease in payroll of $16,539, travel of $9,080, repairs & maintenance of $4,772 and other expenses of $17,352. The decrease in professional fees during the three month period was attributable to costs associated with various EDGAR filings incurred during 2013 which were not incurred in the current period.

Operating expenses for the nine month period ended September 30, 2014 were $1,125,962, which was comprised primarily of $636,900 for general and administrative expenses, $355,882 for professional fees and $125,616 for write-down of inventory as compared to operating expenses of $3,764,985 for the nine month period ended September 30, 2013, which was comprised primarily of $454,114 for general and administrative expenses, and $3,303,026 for professional fees. General and administrative expenses increased during the nine month periods ended September 30, 2014 over the nine months ended September 30, 2013 as result of the accrual of severance fees as a result of the termination of two former employees. The decrease in professional fees of $2,947,144 resulted primarily from the issuance of a warrant to a consultant to purchase common shares, which was recorded at a fair value of $2,599,801. The Company did not issue any warrants for services provided during the nine months ended September 30, 2014. The only warrants issued during the nine months ended September 30, 2014 were to settle amounts owing from the previous fiscal year. The remaining decrease was a result of a decrease in operations. The increase in write-down in inventory of $125,616 was the result of a write-down of inventory costs to zero, their net realizable value.

Net Loss

Net loss for the three month period ended September 30, 2014 was $1,624,961, compared to net loss of $12,611,526 for the three month period ended September 30, 2013. The loss in 2014 includes $321,844 in interest expense as compared to $182,672 in 2013. The increase of $139,172 related to interest recorded for convertible debentures outstanding during the period ended September 30, 2014 that were not outstanding during the comparative period. The Company recognized $270,920 of accretion during the three months ended September 30, 2014 as compared to $171,250 during the three months ended September 30, 2013. The Company recorded a charge to operations as a result of a change in fair value of derivatives of $1,991,170 during the three months ended September 30, 2014 as compared to a charge to operations as a result of a change in fair value of derivatives of $12,083,506 during the three months ended September 30, 2013.

Net loss for the nine month period ended September 30, 2014 was $12,000,503, compared to net loss of $16,494,833 for the nine month period ended September 30, 2013. The loss in fiscal 2014 includes $889,605 in interest expense as compared to $195,843 in fiscal 2013. The increase of $693,762 related to interest recorded for convertible debentures outstanding during the period ended September 30, 2014 that were not outstanding during the comparative period. The Company recorded a charge to operations as a result of a change in fair value of derivatives of $10,800,605 during the nine months ended September 30, 2014 as compared to a charge to operations as a result a change in fair value of derivatives of $12,536,990 during the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $1,779 and a working capital deficiency of $41,910,434. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the fiscal period ended September 30, 2014, the Company received $608,300 of proceeds for the issuance notes payable. Subsequent to September 30, 2014, we received an additional $82,000 of proceeds for the issuance notes payable. We estimated that we will require $2,188,000 over the twelve month period ending September 30, 2015. The Company has $980,000 of convertible notes outstanding for which principal and interest was due on July 31, 2014. $960,000 of the convertible notes were extended and are now due on December 31, 2014. These notes are further described in Note 5 of the financial statements. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

During the nine month period ended September 30, 2014, we used $621,265 in cash in operating activities and did not use any cash for investing activities. This compares to the nine month period ended September 30, 2013, we used $676,992 in cash in operating activities and did not use any cash for investing activities. We received proceeds of $608,300 from the issuance of notes payable during the nine month period ending September 30, 2014 and received proceeds of $87,000 from the issuance of loans payable, $385,000 from the issuance of convertible debt and $228,500 from the issue of common stock during the nine months ended September 30, 2013.

As of September 30, 2014 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at September 30, 2014, there is an accumulated deficit of $97,204,472. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management has implemented internal controls to ensure that its quarterly reports and annual reports are filed with the SEC on a timely basis. Management has retained the services of a new accounting firm to assist with the financial reporting and bookkeeping. We have also hired a highly qualified financial consultant with extensive experience with public companies in the manufacturing industry. This newly implemented three tier process ties the Company’s bookkeeping activities with a full service accounting firm that handles all financial reporting activities and the Company’s interface with the selected auditing firm.

Changes in Internal Control over Financial Reporting:

During the nine months ended September 30, 2014, the Company changed Chief Financial Officers. The new Chief Financial Officer assumed the same role as the former Chief Financial Officer and accordingly there were no changes in internal controls over financial reporting. During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

U.S. HIGHLAND, INC.

Dated: January 15, 2015	By:	/s/ Josh W. Whitaker
Josh W. Whitaker
Interim President and Chief Executive Officer

Dated: January 15, 2015	By:	/s/ Deborah Engles
Deborah Engles
Interim Chief Financial Officer

