Form 10-K
period 2014-12-31
US Highland, Inc.
filed 2015-07-09
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Registrant's Telephone number, including area code: (918) 558-1358

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 was $27,204,684.

As of July 9, 2015, there were 77,727,669 shares of the registrant's common stock, par value $0.01 per share outstanding.

US Highland, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

PART I

ITEM 1. BUSINESS

Corporate History

US Highland, Inc. ("US Highland" or the "Registrant" or the "Company") was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On February 26, 1999, an amendment was filed that changed the name of the entity to Powerhouse Productions, L.L.C.

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

Current Corporate Operations

US Highland is a recreational powersports Original Equipment Manufacturer ("OEM"), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. US Highland moved its manufacturing equipment and tooling to the United States from Sweden and is currently prepared to begin engine assembly operations in Tulsa, Oklahoma. The operations will require an estimated $2,188,000 over the course of next twelve (12) calendar months and will include the launch later in fiscal 2015 of its single cylinder engine platform and will be followed by the launch of its twin cylinder engines.

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

Single and Twin Cylinder Engines - US Highland has four powerful engine platforms two of which are single cylinder engines and two different V-Twin engines. The single cylinder engines come in two varieties: a smaller displacement 250cc and 350cc engines and a larger displacement 350cc, 450cc and 507cc engines. The V-Twin platforms come in two separate types: a 600 V-Twin platform including the 750cc and 950cc engines and the 90 V-Twin platform consisting of the 1050cc and 1150cc engines. These nine engines were developed in US Highland's active race program during the years 2009 and 2010. US Highland proprietary engines are lightweight, high horsepower, and fuel injected. US Highland engines also use the proprietary US Highland throttle body, which delivers smooth, linearly proportional throttle response unlike conventional systems that deliver uneven throttle response.

US Highland also has an entire line of prototype motorcycles, UTVs and ATVs that it will use to develop in the licensing process to establish joint ventures with OEMs interested in pursuing product lines based on these proprietary new technologies. These prototypes consist of the following vehicles which are based on US Highland's entire family of engine platforms:

- 350cc Entry Level Dual Sport

- 450cc MX, Enduro, & Supermotard

- 507cc MX, Enduro, & Supermotard

- 950cc Street Tracker, Dirt Tracker, Outback, & Urban Assault

- 1050cc Viking

- Quads/ATVs/UTVs of various sizes

Intellectual Property and Trademarks

US Highland owns the intellectual property corresponding to the 350cc, 450cc, 507cc, 750cc, 950cc engines and was granted limited intellectual property rights to an 1150cc engine by Folan AB. The 1150cc is limited to the right to modify, manufacture and sell the 1150cc engine into the flat bottom boat market exclusively in the United States. US Highland has also developed a unique throttle body which allows "linear proportional air flow" control to the engine. Conventional throttle bodies do not have linear response, requiring operators to manually adjust to uneven response from the throttle. US Highland owns US Registered Trademark "HIGHLAND", which is the subject of U. S. Trademark Registration No. 2,362,734 which was issued on June 27, 2000. US Highland has also applied on December 20, 2011 for two additional US Registered Trademarks, "POWERED BY US HIGHLAND" on December 19, 2011 and "AMERICAN MADE PERFORMANCE".

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

Industry Analysis

Market data for the motorcycle industry shows that the industry is growing in most global market segments, with Europe showing flat sales, illustrating generally positive expected performance of the powersports industry for the next 5+ years. It is important to note that 45% for on-road motorcycles, 45% for ATV plus 10% for off-road motorcycles show a good balance within the powersports industry. Honda, Harley Davidson and Polaris Industries are the largest OEMs for many global markets. Estimated new unit sales for the U.S. powersport market is 1.4mm units annually.[1] US Highland management believes the metric parts and accessory sales volume to be approximately $3.6B annually. US Highland has chosen the U.S. market as its primary target and domicile market.

OEM (Original Equipment Manufacture) Cycle

The OEM motorcycle market is a cyclical business, with the largest sales occurring during late summer and fall for next year's models. Time to market for new products can be 8-14 months before final units are produced, tested and capable of delivery to the public. Finished goods can remain selling for 5+ years, before model changes are needed.

On-Road Motorcycles Market

Comparisons between the dirt bike sales forecast and the total motorcycle sales forecast illustrates that on-road or street motorcycles represent a much larger market segment, by a ratio of 4.5:1. Harley Davidson continues to have the largest market share of this market segment.[2]

On-Road Seasonality

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

Wholesale/Custom Builder Market

With the growing and positive movement in product customization, US Highland management estimates that more "NEW" powersport manufactures will be entering the market than ever before. Currently no other US supplier offers 250cc-1150cc metric engines available for sale. US Highland management believes that by comparison the V-Twin market is offering products sold specifically for the On-Road market, the estimated market size for the V-Twin parts and accessory market is $1.6B annually. US Highland will fully capitalize on this market opportunity and offer metric engines for the use in any type of powersport product representing 4 times the available sales of the V-Twin market.

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

Final Assembly and Quality Assurance

Final assembly and quality assurance are overseen by US Highland's award winning engine designer and director of manufacturing, Steven "Posie" Pfaff, whose 120 cubic inch square block engine won engine of the year in 2011. The engine technicians are selected from a pool of highly skilled work force out of the aerospace and manufacturing support industries long associated with Tulsa's strong growth in quality oriented manufacturing jobs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

The registrant's principle executive and manufacturing offices are located at 1411 N. 105th East Avenue, Tulsa, Oklahoma 74116. The registrant's primary phone number is 918-558-1358. Current manufacturing operations include 6,000 square feet for general manufacturing, machining, and final assembly and 2,500 square feet for administration. US Highland management believes that this current facility is adequate for its current operations. The current monthly lease rate is $5,180 per month. US Highland is operating on a seven (7) year lease that commenced on January 23, 2012 and terminates on March 31, 2019. The base lease rate increases $0.25 per square foot per year starting at $6.50 per square foot on February 1, 2014 and ending at $7.75 per square foot in 2019. There is also a variable maintenance fee that is currently $862 that increases year to year based on increases/decreases in the average utility costs. US Highland has the option to extend the lease with 180 day prior notice to the landlord with terms to be negotiated at the time of the extension.

ITEM 3. LEGAL PROCEEDINGS

On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Steven ("Posie") Pfaff, the former Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc., and third party claims against directors of the Company and one of the Company's attorneys.

Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff. Mr. Fitzpatrick and Mr. Pfaff are all appealing these awards in Tulsa County District Court in the State of Oklahoma.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 17, 2008, our common stock was listed for the first time on the OTC Bulletin Board under the symbol "HRCM". On March 31, 2010, due to our name change, our symbol was changed to "UHLN".

The following table sets forth the range of high and low bid quotations for the Registrant's common stock. The quotations represent interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

3/31/13	0.50	0.50
6/30/13	0.36	0.36
9/30/13	0.30	0.30
12/31/13	0.27	0.27

3/31/14	0.27	0.26
6/30/14	0.59	0.22
9/30/14	0.51	0.23
12/31/14	0.51	0.13

Registered Holders of Our Common Stock

As at July 9, 2015, there were approximately 132 shareholders of the Registrant.

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

Overview

The Company is a recreational powersports original equipment manufacturer ("OEM"), which develops motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

Results of Operations

For the years ended December 31, 2014 and December 31, 2013

Revenues

During the year ended December 31, 2014, the Company had revenues of $10,930 (2013 - $nil) for sale of shop equipment to one customer.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $1,137,482, which was comprised primarily of $756,902 for general and administrative expenses and $371,170 for professional expenses as compared to operating expenses of $4,144,916 for the year ended December 31, 2013, which was comprised primarily of $645,186 for general and administrative expenses, $545,975 for professional expenses and $2,943,106 for consulting expenses. The increase in general and administrative expenses of $111,716 resulted primarily from an increase in payroll from $354,987 in fiscal 2013 to $551,744 in fiscal 2014 offset by a reduction in advertising and promotion from $28,500 in fiscal 2013 to $6 in fiscal 2014 and a general reduction of office expenses as a result of budget constraints. The decrease in professional fees of $174,805 resulted primarily from the Company reducing the number of professionals utilized during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in consulting fees of $2,943,106 was a result of the granting warrants to consultants in fiscal 2013.

Net Loss

Net loss for the year ended December 31, 2014 was $17,908,057, compared to net loss of $32,107,140 for the year ended December 31, 2013. The loss in fiscal 2014 includes $1,666,381 in interest expense and $16,442,992 loss on change in fair value of derivatives, offset by a gain on settlement of debt of $1,451,919. The loss in fiscal 2013 includes $346,660 in interest expense and $27,685,283 loss on change in fair value of derivatives, offset by a gain on settlement of debt of $66,734.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $14,035 and a working capital deficit of $47,612,935. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. We estimated that we will require $2,188,000 over the next twelve-month period. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

During fiscal 2014, we used $764,929 in cash in operating activities and received $5,920 from the sale of property and equipment. This compares to fiscal 2013 when we used $1,076,600 in cash in operating activities and paid $4,354 to acquire property and equipment. We received proceeds of $917,300 from the issuance of notes payable and convertible debt during fiscal 2014, as compared to $887,000 in fiscal 2013. We made cash repayments of $37,300 for notes payable in fiscal 2014 as compared to $2,000 in fiscal 2013. We paid out $150,000 to Highlon, a company in the distribution management business for the deposit for a potential acquisition during fiscal 2014. We received proceeds of $228,500 from the issuance of common stock during fiscal 2013.

As of December 31, 2014, we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred a net loss of $17,908,057 for the year ended December 31, 2014. In addition, at December 31, 2014, there was an accumulated deficit of $103,112,026. These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or available from external sources such as debt or equity financings, or other potential sources. The inability to generate cash flow from operations or to raise capital from external sources will force the Company to substantially curtail and cease operations, therefore, having a material adverse effect on its business. Furthermore, there can be no assurance that any funds, if available, will possess attractive terms or not have a significant dilutive effect on the Company's existing stockholders.

There is substantial doubt about the Company's ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the consolidated financial statements regarding concerns about the Company's ability to continue as a going concern. The Company's consolidated financial statements contain additional note disclosures describing the circumstances that lead to the auditor's opinion. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

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

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US Highland, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of US Highland, Inc.

Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheet of US Highland, Inc. as of December 31, 2014 and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for the year then ended. US Highland, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Highland, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that US Highland, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, US Highland, Inc. has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of US Highland, Inc.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheet of US Highland, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. US Highland, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Highland, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2013 have been prepared assuming that the Company will continue as a going concern. As more fully noted in Note 1 to the consolidated financial statements, the Company has incurred substantial accumulated deficit, recurring operating losses and has a working capital deficiency of $30,348,513. These conditions raise substantial doubt the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

May 5, 2014

US Highland, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$14,035	$43,044
Inventory	--	99,826
Prepaid expenses	95,748	58,520
Deposit in Highlon acquisition	150,000	--

Total Current Assets	259,783	201,390
Deposits	11,478	11,491
Property and equipment, net	10,288	24,555

Total Assets	$281,549	$237,436

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$499,586	$393,617
Accrued liabilities ($255,830 and $66,184 related parties, respectively)	656,482	258,238
Convertible debentures ($nil and $144,362 related parties, respectively), net of discounts of $773,700 and $684,504, respectively	259,633	351,829
Derivative liabilities	46,065,517	29,430,719
Loans payable ($268,000 and $27,000 related parties, respectively)	391,500	115,500

Total Current Liabilities	47,872,718	30,549,903

Loans payable ($607,000 and $0 related parties, respectively)	607,000	--

Total Liabilities	48,479,718	30,549,903

Commitments and contingencies

Stockholders' Deficit
Preferred stock, 3,550,000 shares authorized, par value $0.01; no shares issued and outstanding at December 31, 2014 and 2013	--	--
Common stock, 500,000,000 shares authorized, $0.01 par value; 77,727,669 shares issued and outstanding	777,276	777,276
Common stock reserved for future issuance; 244,000 and 168,000 shares at December 31, 2014 and 2013, respectively	152,236	129,881
Treasury stock, at cost -- 58,333 shares	(773,500)	(773,500)
Additional paid-in capital	54,757,845	54,757,845
Accumulated deficit	(103,112,026)	(85,203,969)

Total Stockholders' Deficit	(48,198,169)	(30,312,467)

Total Liabilities and Stockholders' Deficit	$281,549	$237,436

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenue	$10,930	$--

Cost of goods sold	--	--
Write-down of inventory	125,616	--

Gross Margin	(114,686)	--

Operating Expenses

Consulting	--	2,943,106
Depreciation	9,410	10,649
General and administrative	756,902	645,186
Professional fees	371,170	545,975

Total Operating Expenses	1,137,482	4,144,916

Operating Loss	(1,252,168)	(4,144,916)

Other Income (Expense)

Interest expense	(1,666,381)	(346,660)
Change in fair value of derivatives	(16,442,992)	(27,685,283)
Other income	1,565	2,985
Gain on settlement of debt	1,451,919	66,734

Total Other Income (Expense)	(16,655,889)	(27,962,224)

Net Loss	$(17,908,057)	$(32,107,140)

Net Loss Per Common Share -- Basic and Diluted	$(0.23)	$(0.42)

Weighted Average Number of Common Shares Outstanding -- Basic and Diluted	77,728,000	75,729,000

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Common Stock Reserved For Future	Stock Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total

Balance, December 31, 2012	67,757,669	$672,743	$51,337,434	$114,303	$(1,000)	$(53,096,829)	$(773,500)	$(1,746,849)

Shares issued upon conversion of warrants	5,000,000	50,000	3,202,278	--	--	--	--	3,252,278

Stock subscriptions received	--	--	--	--	1,000	--	--	1,000

Cancellation of shares issued in error	(483,333)	--	--	--	--	--	--	--

Shares issued to settle debt	953,333	9,533	38,133	--	--	--	--	47,666

Shares issued for cash	4,500,000	45,000	180,000	--	--	--	--	225,000

Shares reserved for payment of accrued interest	--	--	--	15,578	--	--	--	15,578

Net loss	--	--	--	--	--	(32,107,140)	--	(32,107,140)

Balance, December 31, 2013	77,727,669	777,276	54,757,845	129,881	--	(85,203,969)	(773,500)	(30,312,467)

Shares reserved for payment of accrued interest	--	--	--	22,355	--	--	--	22,355

Net loss	--	--	--	--	--	(17,908,057)	--	(17,908,057)

Balance, December 31, 2014	77,727,669	777,276	54,757,845	152,236	--	(103,112,026)	(773,500)	(48,198,169)

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Operating Activities

Net loss	$(17,908,057)	$(32,107,140)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	9,410	10,649
Amortization expense	1,500,923	295,496
Change in fair value of derivatives	16,442,992	27,685,283
Gain on settlement of debt	(1,451,919)	(66,734)
Warrants issued for consulting services	--	2,629,456
Write-down of inventory	125,616	--
Shares reserved for payment of accrued interest	22,355	15,578
Gain on sale of equipment	(1,063)	--

Changes in operating assets and liabilities:
Inventory	(25,790)	(99,826)
Prepaid expenses and deposits	(37,228)	(51,136)
Accounts payable and accrued liabilities	442,662	611,774
Accrued liabilities -- related parties	115,171

Net Cash Used in Operating Activities	(764,929)	(1,076,600)

Investing Activities
Payment on deposit in Highlon acquisition	(150,000)	--
Proceeds from sale property and equipment	5,920	--
Investment in property and equipment	--	(4,354)

Net Cash Used in Investing Activities	(144,080)	(4,354)

Financing Activities
Proceeds from convertible debt	--	860,000
Proceeds from loans payable	50,000	--
Proceeds from loans payable -- related parties	867,300	27,000
Repayment of loans	(18,000)	(2,000)
Repayment of loans -- related parties	(19,300)
Proceeds from issuance of common stock	--	228,500

Net Cash Provided by Financing Activities	880,000	1,113,500

(Decrease) Increase In Cash	(29,009)	32,546

Cash - Beginning of Year	43,044	10,498

Cash - End of Year	$14,035	$43,044

Supplemental cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$182	$--

Non-cash Investing and Financing Activities
Warrants issued to settle debt	$53,606	$444,294
Common stock issued to settle debt	$--	$47,666
Common stock issued for services and compensation	$--	$15,578

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

1.	Nature of Operations

US Highland, Inc. was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. (the "Company") is a recreational power sports Original Equipment Manufacturer ("OEM"), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from its operations, and as of December 31, 2014, current liabilities exceed current assets by $47,612,935, and the Company has an accumulated deficit of $103,112,026. The Company's ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, US Highlands Electric Inc. All significant intercompany transactions and balances have been eliminated.

b)	Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, derivative liabilities, deferred income tax asset valuations, fair values of financial instruments and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

e)	Inventory

Inventory is stated at the lower of cost or market, utilizing the specific lot identification method. Inventory consists of goods and parts for resale.

f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets acquired as follows:

Computers and office equipment	3 years

Manufacturing equipment	5 - 10 years

g)	Fair Value Measurements

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

Level 1 -- quoted prices for identical instruments in active markets.

Level 2 -- quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and.

Level 3 -- fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash and cash equivalents, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on "Level 3" inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of "Level 3" during the years ended December 31, 2014 or 2013. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 8 for additional information.

h)	Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely that not that all or a portion of a deferred tax asset will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2014 or 2013.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

i)	Revenue Recognition

For revenue from product sales, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

j)	Advertising

The Company expenses advertising costs as incurred. Such costs totaled approximately $6 and $28,500 for 2014 and 2013, respectively.

k)	Research and Development

Research and development costs are expensed as incurred.

l)	Basic and Diluted Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. At December 31, 2014 and 2013, approximately 91,852,000 and 113,500,000 shares, respectively, underlying the convertible debentures and warrants were antidilutive.

m)	Concentration of Business and Credit risk

The Company maintains cash balances in several financial institutions which currently are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may, at times, exceed the federally insured limits. The Company provides credit in the normal course of business to customers and performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There Company had sales of $10,930 to one customer during the year ended December 31, 2014 and no sales during the year ending December 31, 2013.

n)	Subsequent Events

The Company's management reviewed all material events through the issuance date of this report for disclosure purpose.

o)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

3.	Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company's common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is in the distribution management business, focusing on marketing existing product in logistics area.

4.	Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	December 31, 2014	December 31, 2013

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	19,513	28,408

		35,443	44,338
Accumulated depreciation		(25,155)	(19,783)

Property and equipment, net		$10,288	$24,555

Depreciation expense amounted to approximately $9,410 and $10,649 for the year ended December 31, 2014 and 2013, respectively.

5.	Related Party Transactions

a)	During the year ended December 31, 2014, the Company entered into unsecured, non-guaranteed loan agreements with a significant shareholder for $842,000. Refer to Note 6 (g) and (h).

b)	During the year ended December 31, 2014, the Company entered into an unsecured, non-guaranteed loan agreement with a director for $25,300. During the year, repayments of $19,300 were made. Refer to Note 6 (e).

c)	During the year ended December 31, 2013, the Company issued a convertible note payable to a significant shareholder for cash proceeds of $500,000. Refer to Note 7 (g).

d)	During the year ended December 31, 2013, the Company issued a convertible note payable to a significant shareholder for cash proceeds of $273,700. Refer to Note 7 (h).

e)	During the year ended December 31, 2013, the Company entered into an unsecured, non-guaranteed loan agreement with the director for $27,000. Refer to Note 7 (d).

f)	On March 18, 2013, a director of the Company converted $21,000 of amounts owed to him by the Company into 420,000 shares of common stock. The amount owed had no terms of repayment and was non-interest bearing.

g)	On March 13, 2013, the Company issued 4,500,000 shares of common stock in consideration for cash at $0.05 per share to a shareholder. This transaction resulted in the shareholder becoming a significant shareholder.

h)	On December 30, 2014, the Company entered into a share exchange agreement with an entity owned by our President. Refer to Note 3.

 US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

6.	Loans Payable

Loans payable consist of the following:		December 31, 2014 $	December 31, 2013 $

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing. During the year ended December 31, 2013, the Company settled $13,400 of loans payable through the transfer of inventory previously written off.	25,000	25,000
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	7,500	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at December 31, 2014 and 2013, the Company recognized the fair value of 164,000 and 148,000 common shares issuable for interest expense of $125,736 and $120,281, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at December 31, 2014, the Company has also accrued interest expense of $26,600 (2013 - $19,880).

		56,000	56,000
d)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As at December 31, 2014 and 2013, the Company recognized the fair value of 80,000 and 20,000 common shares issuable for interest expense of $20,950 and $9,600, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at December 31, 2014, the Company has also accrued interest expense of $385 (2013 - $125).

		27,000	27,000
e)	On February 27, 2014, May 9, 2014, July 11, 2014, and October 7, 2014, the Company received advances from a director of $6,000, $3,300, $9,000, and $7,000, respectively. The Company repaid $3,300 on June 12, 2014, $9,000 on July 28, 2014 and $7,000 on October 8, 2014. The outstanding amount is unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	6,000	--
f)	On September 18, 2014, the Company entered into an unsecured, non-guaranteed, loan agreement pursuant to which the Company received proceeds of $35,000. The loan bears interest at 8% per annum compounded annually and is due 1 year after the date of issuance.	35,000	--
g)	On August 26, 2014, December 4, 2014 and December 18, 2014, the Company issued unsecured notes payable of $15,000, $20,000 and $200,000, respectively to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	235,000	--
h)

The Company issued the following unsecured notes payable to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and are due 2 years after the date of issuance:

1.	On January 17, 2014, the Company issued a $50,000 note payable.	50,000	--
2.	On January 29, 2014, the Company issued a $50,000 note payable.	50,000	--
3.	On February 19, 2014, the Company issued a $25,000 note payable.	25,000	--
4.	On March 3, 2014, the Company issued a $50,000 note payable.	50,000	--
5.	On March 19, 2014, the Company issued a $150,000 note payable.	150,000	--
6.	On April 25, 2014, the Company issued a $25,000 note payable.	25,000	--
7.	On May 19, 2014, the Company issued a $25,000 note payable.	25,000	--
8.	On June 2, 2014, the Company issued an $18,000 note payable.	18,000	--
9.	On June 12, 2014, the Company issued a $32,000 note payable.	32,000	--
10.	On July 1, 2014, the Company issued a $25,000 note payable.	25,000	--
11.	On July 16, 2014, the Company issued a $75,000 note payable to a related party. On July 23, the note holder assigned the note to a related party.	75,000	--
12.	On October 7, 2014, the Company issued a $30,000 note payable.	30,000	--
13.	On October 31, 2014, the Company issued a $20,000 note payable.	20,000	--
14.	On November 4, 2014, the Company issued a $32,000 note payable.	32,000	--
	Total	$998,500	$115,500
	Less Current	(391,500)	(115,500)
	Long Term	$607,000	$--

 US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

7.	Convertible Debentures

a)	Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan was unsecured, non-interest bearing, and was due on December 21, 2010. The note was convertible into shares of the Company's common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and was subject to adjustment upon the issuance of certain dilutive instruments. Due to these provisions, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $538,249 resulted in a full discount to the note payable of $225,000 and the recognition of a loss on derivatives of $313,249.

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note and during the year ended December 31, 2014, the Company repaid an additional $3,000. At December 31, 2014, the carrying value of the note is $53,333 (2013 - $56,333). The note is in default at December 31, 2014.

b)	Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $75,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company's common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $577,797 resulted in a discount to the note payable of $75,000 and the recognition of a loss on derivatives of $502,797. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013. At December 31, 2014, the carrying value of the note is $75,000 (2013 - $75,000).

c)	Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $45,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company's common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $346,678 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $301,678. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013. At December 31, 2014, the carrying value of the note is $45,000 (2013 - $45,000).

d)	On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company's common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014. In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company. The note is secured against substantially all of the assets of the Company.

The note may be prepaid by the Company without penalty with 30 days prior notice. The note is convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note.

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

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $411,820. The Company also recognized the fair value of the embedded conversion feature of $25,088,180 as a derivative liability and reduced the value of the convertible loan to $nil. During the year ended December 31, 2014, the Company recorded total accretion of $884,065 and at December 31, 2014, the carrying value of the note was $500,000 (2013 - $500,000) with unamortized discount of $500,000 (2013 -- $407,646).

e)	On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 10,197,916 underlying shares of the Company's common stock. The warrants are exercisable into 8,158,333 common shares of the Company at $0.05 per share and 2,039,583 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $273,700 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

The note may be prepaid by the Company without penalty with 30 days prior notice. The note is convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note.

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

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $225,431. The Company also recognized the fair value of the embedded conversion feature of $13,733,269 as a derivative liability and reduced the value of the convertible loan to $nil. During the year ended December 31, 2014, the Company recorded total accretion of $495,392 and at December 31, 2014, the carrying value of the note was $273,700 (2013 - $273,700) with unamortized discount of $273,700 (2013 -- $221,692).

f)	Effective November 12, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 694,445 underlying shares of the Company's common stock. The warrants are exercisable into 555,556 common shares of the Company at $0.05 per share and 138,889 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $20,000 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

The note may be prepaid by the Company without penalty with 30 days prior notice. The note is convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note.

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $250,021 and warrants of $145,943, resulted in a discount to the note payable of $20,000 and the recognition of a loss on derivatives of $375,964. During the year ended December 31, 2014, the Company recorded accretion of $13,479 increasing the carrying value of the note to $20,000. The note is in default at December 31, 2014.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

g)	Effective October 7, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 868,055 underlying shares of the Company's common stock. The warrants are exercisable into 694,444 common shares of the Company at $0.05 per share and 173,611 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $25,000 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

The note may be prepaid by the Company without penalty with 30 days prior notice. The note is convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note.

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

During the year ended December 31, 2014, the Company recorded total accretion of $42,032 and at December 31, 2014 the carrying value of the note was $25,000. The note is in default at December 31, 2014.

h)	On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 739,584 underlying shares of the Company's common stock. The warrants are exercisable into 591,667 common shares of the Company at $0.05 per share and 147,917 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $41,300 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014.

The note may be prepaid by the Company without penalty with 30 days prior notice. The note is convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note.

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

During the year ended December 31, 2014, the Company recorded total accretion of $65,955 and at December 31, 2014, the carrying value of the note was $41,300. The note is in default at December 31, 2014.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

8.	Derivative Liabilities

The embedded conversion options of the Company's convertible debentures described in Note 7 contain conversion features that qualify for embedded derivative classification. The warrants described in Notes 7 and 10 also qualify for derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

	December 31, 2014	December 31, 2013

Balance at the beginning of year	$29,430,719	$941,464

Addition of new derivative liabilities (embedded conversion options)	--	14,028,014
Addition of new derivative liabilities (warrants)	53,606	9,209,794
Change in fair value of warrants	(5,184,569)	(627,690)
Change in fair value of embedded conversion option	21,627,561	9,128,915
Conversion of warrants	--	(3,249,778)
Modification of embedded conversion options	138,200	--

Balance at the end of the year	$46,065,517	$29,430,719

The following table summarizes the change in fair value of derivatives:

	December 31, 2014	December 31, 2013

Fair value of derivative liabilities in excess of note proceeds received	$--	$(19,184,058)
Change in fair value of derivative liabilities during year	(16,442,992)	(8,501,225)

Change in fair value of derivatives	$(16,442,992)	$(27,685,283)

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company's common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

2013 new notes - At issuance	53% - 329%	0.10% - 1.41%	0%	0.69-3.00
At December 31, 2013	29% - 209%	0.10% - 0.58%	0%	0.58-3.00
2014 new notes - At issuance	209%	0.38%	0%	3.00
At December 31, 2014	167% - 369%	0.04% - 0.67%	0%	0.25-2.50

9.	Income Taxes

At December 31, 2014, $9,655,519 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2030. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended December 31, 2014 and 2013. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The components of the net deferred tax asset at December 31, 2014 and 2013 and the amount of the valuation allowance are indicated below:

	December 31, 2014	December 31, 2013

Net loss before taxes	$(17,908,057)	$(32,107,140)
Statutory rate	34%	34%

Computed expected tax (recovery)	$(6,088,739)	$(10,916,428)
Depreciation	3,199	3,621
Accretion	510,314	100,469
Loss on derivatives	5,590,617	9,412,996
Loss on write-down of inventory	42,709
Gain on settlement of debt	(493,652)	(22,690)
Gain on sale of equipment	(361)	--
Stock-based compensation	--	899,313
Net operating loss	435,913	522,719
Valuation allowance	(435,913)	(522,719)

Net deferred taxes	$--	$--

As of December 31, 2014 and 2013, the Company did not recognize any liability for unrecognized tax benefits.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

10.	Common Stock

There were no share transactions during the year ended December 31, 2014.

On December 23, 2013, the Board approved an amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000 shares and authorize 3,550,000 shares of "blank check" preferred stock, par value $0.01.

Share transactions for the year ended December 31, 2013:

a)	On February 15, 2013, the Company issued 5,000,000 shares of common upon the exercise of a warrant at $0.0005 per share described in Note 10(c) for cash proceeds of $2,500.

b)	On March 13, 2013, the Company issued 4,500,000 shares of common stock in consideration for cash at $0.05 per share.

c)	On March 18, 2013, a director of the Company converted $21,000 of amounts owed to him by the Company into 420,000 shares of common stock. The amount owed had no terms of repayment and was non-interest bearing.

d)	On October 25, 2013, the Company issued 533,333 shares to a consultant as part of a settlement agreement to settle $80,000 of amounts owed to the consultant. The fair value of the shares was $26,667 and the Company recorded a gain on the settlement of debt of $53,333.

11.	Stock Purchase Warrants

a)	On January 2, 2014, the Company entered into a settlement agreement with a consultant to settle $11,800 of services provided in 2012. Pursuant to the agreement, the Company issued a warrant to purchase 43,750 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and the Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions described in note 8. The initial value of these warrants was $41,806. During the year ended December 31, 2014, the Company recorded a loss on the change in fair value of the derivative liability of $37,169.

b)	On January 3, 2014, the Company entered into a settlement agreement with a consultant to settle $41,806 of services provided in 2012. Pursuant to the agreement, the Company issued a warrant to purchase 155,000 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and the Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions described in note 8. The initial value of these warrants was $11,800. During the year ended December 31, 2014, the Company recorded a loss on the change in fair value of the derivative liability of $10,491.

c)	On January 23, 2013, the Company issued a warrant to purchase 5,000,000 common shares at $0.0005 per share exercisable for three years pursuant to the management securities agreement. The Company recorded the fair value of the warrant of $2,599,801 as consulting expense. On February 15, 2013 the Company issued 5,000,000 common shares upon the exercise of the warrant. Upon the exercise of the warrants the Company reclassified the fair value of the warrant of $3,249,778 to additional paid in capital. During the year ended December 31, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $649,977 prior to the exercise of the warrant.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

d)	On April 1, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012. Pursuant to the agreement, the Company will pay $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company recorded a gain on the change in fair value of the derivative liability of $69,085.

e)	On April 8, 2013, the Company entered into a settlement agreement with a consultant to settle $149,971 of services provided in 2012. Pursuant to the agreement, the Company will pay $10,000 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company recorded a loss on the change in fair value of the derivative liability of $69,084.

f)	On September 4, 2013, the Company issued a consultant 100,000 warrants for $29,655 of services. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company recorded a gain on the change in fair value of the derivative liability of $3,138.

g)	On December 23, 2013, the Company entered into a settlement agreement with a consultant to settle $88,445 of services provided in 2012. Pursuant to the agreement, the Company will pay $7,500 and issued a warrant to purchase 300,000 shares of common stock at $0.0005 per share for three years. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company did not recognize a gain or loss on the change in fair value of the derivative liability.

h)	On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $36,425 of services provided in 2012. Pursuant to the agreement, the Company issued a warrant to purchase 135,000 shares of common stock at $0.0005 per share for three years. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company did not recognize a gain or loss on the change in fair value of the derivative liability.

i)	On December 30, 2013, the Company entered into a settlement agreement with a consultant to settle $26,982 of services provided in 2012. Pursuant to the agreement, the Company issued a warrant to purchase 100,000 shares of common stock at $0.0005 per share for three years. The warrant meets the criteria for classification as a derivative liability and during the year ended December 31, 2013, the Company did not recognize a gain or loss on the change in fair value of the derivative liability.

j)	During the year ended December 31, 2013, the Company issued 25,000,000 warrants to purchase 25,000,000 shares of common stock pursuant to the convertible note agreements described in Note 7(d) to (h).

A summary of the changes in the Company's common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2012	979,166	$0.59	2.33 years

Issued	31,235,000	0.0481
Exercised	(5,000,000)	0.0005

Balance December 31, 2013	27,214,166	$0.08	0.70 years

Issued	198,750	0.0005
Cancelled/Expired	(25,166,666)	0.08

Balance December 31, 2014	2,246,250	$0.08	1.10 years

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

12.	Commitments

a)	During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019. During the year ended December 31, 2013, the Company recognized $61,994 of rent expense. The Company's future minimum lease payments are as follows:

Fiscal year ending	Amount
December 31, 2015	63,989
December 31, 2016	65,982
December 31, 2017	67,975
December 31, 2018	69,968
December 31, 2019	17,866
$285,780

b)	The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

c)	On May 14, 2014, the Company gave notice to the former CEO and President of the Company that his employment agreement was being terminated pursuant to Section 5 of the agreement. Also on May 14, 2014, the same notice was given to the Director of Manufacturing.

d)	On June 17, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $76,712. The Company believes it owes the debtor $9,986 which it has recorded as owing. Accordingly, the Company intends to defend these potential matters vigorously.

e)	On June 26, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $17,534. On March 25, 2015, the Company signed a settlement agreement with the debtor and payments totaling $12,000 are to be made. Refer to Note 13(f).

f)	On December 16, 2013, the Company was informed that a vendor will be instituting legal proceedings against the Company for collection of the sum of $12,455. The Company believes it does not owe the vendor anything. Accordingly, the Company intends to defend these potential matters vigorously.

g)	On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, it's former Chief Financial Officer, President, Chief Financial Officer, and a former director of the Company, and against Steven ("Posie") Pfaff, the former Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc., and third party claims against directors of the Company and one of the Company's attorney.

Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff. Mr. Fitzpatrick and Mr. Pfaff are all appealing these awards in Tulsa County District Court in the State of Oklahoma.

h)	On August 8, 2014, the Company entered into an employment agreement with an existing employee. Pursuant to the agreement the employee will act as the Interim CFO and Secretary of the Company for an initial period of six months in consideration for $1,200 per month in addition to the employee's current salary structure of $60,000 per year.

US Highland, Inc.

 Notes to Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

13.	Subsequent Events

a)	On January 29, 2015, the Company entered into a note payable with a related party, pursuant to which the Company received proceeds of $20,000. The note bears interest at an annual rate of 8% per annum and due on January 29, 2016.

b)	On February 18, 2015, the Company entered into a note payable with a third party, pursuant to which the Company received proceeds of $20,000. The note bears interest at an annual rate of 8% per annum and due on February 18, 2016.

c)	On March 9, 2015, the Company received additional advances of $10,200 from a director. The amount is unsecured, non-interest bearing and due on demand.

d)	On March 9, 2015, the Company entered into a note payable with a third party, pursuant to which the Company received proceeds of $50,000. The note bears interest at an annual rate of 8% per annum and due on March 9, 2016.

e)	On March 25, 2015, the Company signed a settlement agreement with a debtor. Under the terms of the agreement the Company is to pay $6,000 by March 31, 2015 and $6,000 by April 30, 2015. If the settlement payments are not made by the stated payment dates interest and additional costs will accrue to the Company.

f)	On March 31, 2015, the Company entered into a note payable with a third party, pursuant to which the Company received proceeds of $50,000. The note bears interest at an annual rate of 8% per annum and due on March 31, 2016.

g)	On May 8, 2015, the Company entered into a note payable with a third party, pursuant to which the Company received proceeds of $65,000. The note bears interest at an annual rate of 8% per annum and due on May 8, 2016.

h)	On May 29, 2015, the Company entered into a note payable with a third party, pursuant to which the Company received proceeds of $4,000. The note bears interest at an annual rate of 8% per annum and due on May 29, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ""Exchange Act''). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company had not filed its quarterly reports or any annual reports with the SEC since the third quarter of 2014. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely. Management has retained the services of a new accounting firm, as well as an auditing firm specializing in public companies and a strong reputation in the auditing community. We have also hired a highly qualified interim Chief Financial Officer with extensive experience with public companies in the manufacturing industry. This newly implemented three tier process ties the Company's bookkeeping activities with a full service accounting firm that handles all financial reporting activities and the Company's interface with the selected auditing firm.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

☐	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

☐

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

☐	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control--Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, our management has concluded that, as of the year ended December 31, 2014, our internal control over financial reporting is not effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the year 2014, the Company hired a new Chief Executive Officer and Interim Chief Financial Officer, but there were no changes in our system of internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers:

Name and Age	Position	Term

Robert H. Harris, 49	Chairman	September 2011 to Present
Josh Whitaker, 41	President, CEO & Director	May 2014 to Present
Patrick Holmes, 62	Director	November 2012 to Present
Kevin G. Malone, 48	Director	February 2013 to Present
Deborah Engles, 49	Interim CFO	August 2014 to Present

Robert H. Harris, Chairman of the Board & Director

Mr. Robert Harris has served as a Chairman of the board of US Highland, Inc. since September 2011. From 2007 until 2013, he served as senior financial consultant and regional manager for St. James International, an independent investment consultancy firm headquartered in Malaga Spain. From 2005 to 2007, Mr. Harris founded, established and created a sports entertainment organization called Elite Fighting Federation Ltd. where he served as president. From 2004 to 2007, Mr. Harris was a licensed real estate broker in B.C., Canada specializing in investment real estate. From 1992 to 2004, Mr. Harris served in management and supervisory capacities with Carter Dodge Chrysler Ltd.

Josh Whitaker, President, Chief Executive Officer & Director

Josh Whitaker has served as Chief Executive Officer and President of US Highland Inc. since May 2014. From 2012 until May 2014, he served as a Marketing consultant to US Highland Inc. From 2010 to present, he serves as a Managing Partner with To Create Action, a full service digital marketing, social management and email marketing company. From 2008 to 2010, he served as the Marketing Manager for Red Bull North America. From 2006 to 2008, he served as the Director of the Off Road Segment to Tucker Rocky Distributing. From 2002 to 2005, he served as the Director of Marketing for KTM North America, Inc.

Patrick Holmes, Director

Mr. Holmes is a director and investor of US Highland, Inc. since September 2013. From 2011 to the present Mr. Holmes continues as a nationally recognized restorer and historian of vintage and antique motorcycles. From 1998 until 2011, Mr. Holmes built a two location business in the field of vehicle collision repair in the city of Colorado Springs, Colorado. From 1996 until 1998, Mr. Holmes was General Manager of the "Otis Chandler Vintage Museum or Transport and Wildlife in Oxnard, California. From 1990 to 1996, Mr. Holmes opened and operated two Pizza restaurants in Santa Barbara, California which he sold in 1996. Mr. Patrick Holmes emigrated from England to the United States, as East coast manager for a holiday tour wholesaler in 1984.

Kevin G. Malone, Director

Since February 2013, Kevin Malone has served on the board of US Highland Inc. Prior to joining US Highland Mr. Malone has worked in the financial service industry since 1985. From March 2009 through October 2012, Mr. Malone served as head trader for R.F. Lafferty & Company, Inc. From January 2006 until March 2009, Mr. Malone worked in the same capacity at Westminster Securities Corporation. From December 2002 through January 2006, Mr. Malone worked for Aegis Capital Corporation.

Deborah Engles, Interim Chief Financial Officer

Deborah Engles has served US Highland Inc. as the Interim Chief Financial Officer since August 2014. From 2012 to 2014, she served as its Executive Manager of Administration and Finance, and from 2009 to 2012, she served as US Highland Inc.'s Office Manager. From 2006 to 2010, she served as Officer Manager to several small startup companies.

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies other than as disclosed above. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our chief executive officer and chief financial officer and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2014 and 2013, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2014 and 2013, for services rendered in all capacities to us.

Summary Compensation Table

Name & Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John R. Fitzpatrick	12/31/2014	144,000	0	0	0	0	0	0	144,000
	12/31/2013	144,000	0	0	0	0	0	0	144,000

Josh Whitaker	12/31/2014	144,000	0	0	0	0	0	0	144,000

DIRECTOR COMPENSATION

The Registrant does not compensate its directors other than the Chairman of the Board for their services as such. The Registrant paid Robert H. Harris as Chairman of the Board of Directors $0 in 2014 and $0 in 2013. The Registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.

Long-Term Incentive Plans.

As of December 31, 2014, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of June 30, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address	Common Shares		Percentage

Craigstone Ltd. 88 Wood Street 10#,1 London EC2V 7RS, United Kingdom	32,897,916	(1)	37.40%
John D. Gibbs Tri Power Resources P.O. Box 849 Ardmore, Oklahoma 73402	22,000,000		24.38%
AMHC Managed Services 2 North Cascade Avenue, Suite 1400 Colorado Springs, Colorado 80903	7,533,333		9.69%
Groupo Vargas SA	3,968,056	(2)	5.08%
Brookstone Partners LLC Henville Building Prince Charles Street Charlestown, Nevis	5,990,278	(3)	7.69%
Robert H. Harris, Board Chairman Selene 32, B41, Bella Vista Santo Domingo, District National Dominican Republic	436,667		0.56%
Patrick Holmes, Director 2825 Black Canyon Road Colorado Springs CA 80904	500,000		0.64%
Kevin G. Malone, Director 9 Wellsley Road Rockville Centre, New York 11570	1,875		0.002%
Directors and Officers as a group (3 persons)	938,542		1.21%

(1)	Includes Warrants for 287,500 shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.

(2)	Includes Warrants for:

•	162,500 shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.
•	250,000 shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.

(3)	Includes Warrants for 212,500 shares of common stock at an exercise price of $0.20 or 75% of the average closing bid price for the 30 trading days preceding the exercise date that expire June 1, 2015.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

We incurred aggregate fees of approximately $7,000 for GBH CPAs, PC for the 2014 fiscal year. Such fees included work completed for our annual audits and reviews.

Audit Related Fees

We did not incur any audit related fees to GBH CPAs, PC during fiscal 2014 or 2013.

Tax Fees

We did not incur any fees for tax compliance, tax advice or tax planning for the 2014 and 2013 fiscal years.

All Other Fees

We did not incur any other fees to GBH CPAs, PC during fiscal 2014 or 2013.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2014 and 2013 were approved by the board of directors pursuant to its policies and procedures. In fiscal year 2015, we engaged GBH CPAs, PC to be the Company's independent auditors. We intend to continue using GBH CPAs, PC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements included in Part II hereof:

Consolidated Balance Sheets as at December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statement of Changes in Stockholders' Deficit for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

Exhibit	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Interim Chief Financial Officer 32.1 Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

US Highland, Inc.

Date: July 9, 2015	By:	/s/ Josh W. Whitaker
Josh W. Whitaker
President, Chief Executive Officer and Director
(Principal Executive and Officer)

US Highland, Inc.

Date: July 9, 2015	By:	/s/ Deborah Engles
Deborah Engles
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

