Form 10-Q
period 2015-03-31
US Highland, Inc.
filed 2015-07-09
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐

Number of the Registrant's common stock outstanding as of July 9, 2015: 77,727,669 common shares.

US Highland, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company's unaudited interim consolidated financial statements for the three-month period ended March 31, 2015 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

US Highland, Inc.

Unaudited Consolidated Balance Sheets

	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$14,446	$14,035
Prepaid expenses	90,529	95,748
Deposit in Highlon acquisition	150,000	150,000

Total Current Assets	254,975	259,783
Deposits	11,478	11,478
Property and equipment, net	8,534	10,288

Total Assets	$274,987	$281,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$520,307	$499,586
Accrued liabilities ($299,018 and $255,830 related parties, respectively)	718,949	656,482
Convertible debentures ($48,973 and $nil related parties, respectively), net of discounts of $724,727 and $773,700, respectively	308,606	259,633
Derivative liabilities	54,094,831	46,065,517
Loans payable ($623,200 and $268,000 related parties, respectively)	810,700	391,500

Total Current Liabilities	56,453,393	47,872,718

Loans payable ($282,000 and $607,000 related parties, respectively)	282,000	607,000

Total Liabilities	56,735,393	48,479,718

Commitments

Stockholders' Deficit

Preferred stock, 3,550,000 shares authorized, par value $0.01; no shares issued and outstanding	--	--

Common stock, 500,000,000 shares authorized, $0.01 par value; 77,727,669 shares issued and outstanding	777,276	777,276

Common stock reserved for future issuance; 263,000 and 244,000 shares at March 31, 2015 and December 31, 2014	162,068	152,236

Treasury stock, at cost -- 58,333 shares	(773,500)	(773,500)

Additional paid-in capital	54,757,845	54,757,845

Accumulated deficit	(111,384,095)	(103,112,026)

Total Stockholders' Deficit	(56,460,406)	(48,198,169)

Total Liabilities and Stockholders' Deficit	$274,987	$281,549

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Revenue	$--	$--

Operating Expenses

Depreciation	1,754	2,622
General and administrative	107,585	159,793
Professional fees	23,152	215,727

Total Operating Expenses	132,491	378,142

Operating Loss	(132,491)	(378,142)

Other Income (Expense)

Interest expense	(110,289)	(190,979)
Change in fair value of derivatives	(8,029,314)	1,690,434
Other income	25	105

Total Other Income (Expense)	(8,139,578)	1,499,560

Net (Loss) Income	$(8,272,069)	$1,121,418

Net Income (Loss) Per Common:
- Basic	$(0.11)	$0.01
- Diluted	$(0.11)	$(0.00)

Basic Weighted Average Number of Common Shares Outstanding	77,727,669	77,727,669
Diluted Weighted Average Number of Common Shares Outstanding	77,727,669	188,584,669

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statement of Stockholders' Deficit

	Common Stock		Additional Paid-in	Common Stock Reserved For Future	Stock Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total

Balance, December 31, 2014	77,727,669	$777,276	$54,757,845	$152,236	$--	$(103,112,026)	$(773,500)	$(48,198,169)

Shares issuable for payment of accrued interest	--	--	--	9,832	--	--	--	9,832

Net loss	--	--	--	--	--	(8,272,069)	--	(8,272,069)

Balance, March 31, 2015	77,727,669	$777,276	$54,757,845	$162,068	$--	$(111,384,095)	$(773,500)	$(56,460,406)

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Operating Activities

Net (loss) income	$(8,272,069)	$1,121,418

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	1,754	2,622
Amortization expense	48,973	165,723
Change in fair value of derivatives	8,029,314	(1,690,434)
Shares issuable for interest expense	9,832	1,080

Changes in operating assets and liabilities:
Inventory	--	(25,396)
Prepaid expenses and deposits	5,219	14,660
Accounts payable & accrued liabilities	40,000	136,838
Accrued liabilities -- related parties	43,188	--
Net Cash Used in Operating Activities	(93,789)	(273,489)

Financing Activities

Proceeds from loans payable	70,000	331,000
Proceeds from loans payable -- related parties	30,200	--
Repayment of loans	(6,000)	--
Net Cash Provided by Financing Activities	94,200	331,000

Increase In Cash	411	57,511

Cash - Beginning of Period	14,035	43,044
Cash - End of Period	$14,446	$100,555

Supplemental Cash Flows Information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$--

Non-cash Investing and Financing Activities

Warrants issued to settle debt	$--	$53,606

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

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

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year's results. The Company believes the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed on July 9, 2015 (the "2014 Annual Report").

Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies to those previously disclosed in the 2014 Annual Report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of March 31, 2015, current liabilities exceed current assets by $56,198,418, and the Company has an accumulated deficit of $111,384,095. The Company's ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

Earnings (Loss) Per Share

	For the Three months Ended March 31,
	2015			2014
	Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Basic:
Income (loss) attributable to common stock	$(8,269,082)	77,727,669	$(0.11)	$1,121,418	77,727,669	$0.01
Effect of Dilutive Securities:
Convertible Debt	--	--	--	(713,111)	89,750,000	(0.01)
Warrants	--	--	--	(790,747)	21,107,000	(0.00)

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(8,269,082)	77,727,669	$(0.11)	$(382,440)	188,584,669	$(0.00)

2.	Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company's common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is a distribution management business focusing on marketing existing product in logistics area. Currently, parties are negotiating final terms of the Share Exchange.

3.	Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	March 31, 2015	December 31, 2014

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	19,513	19,513

		35,443	35,443
Accumulated depreciation		(26,909)	(25,155)

Property and equipment, net		$8,534	$10,288

Depreciation expense amounted to approximately $1,754 and $2,622 for the three months ended March 31, 2015 and 2014, respectively.

4.	Related Party Transactions

a)	During the three months ended March 31, 2015, the Company entered into an unsecured, non-guaranteed loan agreement with a significant shareholder for $20,000. Refer to Note 5(g).

b)	During the three months ended March 31, 2015, the Company entered into an unsecured, non-guaranteed loan agreement with a director for $10,200. Refer to Note 5(e).

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

5.	Loans Payable

Loans payable consist of the following:		March 31, 2015	December 31, 2014

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	1,500	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at March 31, 2015, and December 31, 2014, the Company recognized the fair value of 168,000 and 164,000 common shares issuable for interest expense of $162,068 and $152,236, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at March 31, 2015, the Company has also accrued interest expense of $28,280 (December 31, 2014 - $26,600).

		56,000	56,000
d)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As at March 31, 2015 and December 31, 2014, the Company recognized the fair value of 95,000 and 80,000 common shares issuable for interest expense of $34,250 and $26,500, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at March 31, 2015, the Company has also accrued interest expense of $453 (December 31, 2014- $385).

		27,000	27,000
e)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	16,200	6,000
f)	On September 18, 2014, February 18, 2015, and March 9, 2015, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $20,000, and $50,000, respectively. The loans bear interest at 8% per annum compounded annually and is due 1 year after the date of issuance.	105,000	35,000
g)	On August 26, 2014, December 4, 2014, December 18, 2014, and January 29, 2015, the Company issued unsecured notes payable of $15,000, $20,000, $200,000 and $20,000, respectively to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	255,000	235,000
h)

The Company issued the following unsecured notes payable to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and are due 2 years after the date of issuance:

1.	On January 17, 2014, the Company issued a $50,000 note payable.	50,000	50,000
2.	On January 29, 2014 the Company issued a $50,000 note payable.	50,000	50,000
3.	On February 19, 2014, the Company issued a $25,000 note payable.	25,000	25,000
4.	On March 3, 2014, the Company issued a $50,000 note payable.	50,000	50,000
5.	On March 19, 2014, the Company issued a $150,000 note payable.	150,000	150,000
6.	On April 25, 2014, the Company issued a $25,000 note payable.	25,000	25,000
7.	On May 19, 2014, the Company issued a $25,000 note payable.	25,000	25,000
8.	On June 2, 2014, the Company issued an $18,000 note payable.	18,000	18,000
9.	On June 12, 2014, the Company issued a $32,000 note payable.	32,000	32,000
10.	On July 1, 2014, the Company issued a $25,000 note payable.	25,000	25,000
11.	On July 16, 2014, the Company issued a $75,000 note payable to a related party.	75,000	75,000
12.	On October 7, 2014, the Company issued a $30,000 note payable.	30,000	30,000
13.	On October 31, 2014, the Company issued a $20,000 note payable.	20,000	20,000
14.	On November 4, 2014, the Company issued a $32,000 note payable	32,000	32,000
	Total	$1,092,700	$998,500
	Less Short Term	(810,700)	(391,500)
	Long Term	$282,000	$607,000

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note and during the year ended December 31, 2014, the Company repaid an additional $3,000. At March 31, 2015 and December 31, 2014, the carrying value of the note was $53,333. The note is in default at March 31, 2015.

b)	Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $75,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company's common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $577,797 resulted in a discount to the note payable of $75,000 and the recognition of a loss on derivatives of $502,797. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013. At March 31, 2015 and December 31, 2014, the carrying value of the note was $75,000.

c)	Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $45,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company's common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $346,678 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $301,678. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013. At March 31, 2015 and December 31, 2014, the carrying value of the note was $45,000.

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $411,820. The Company also recognized the fair value of the embedded conversion feature of $25,088,180 as a derivative liability and reduced the value of the convertible loan to $nil. During the three months ended March 31, 2015, the Company recorded total accretion of $26,307. At March 31, 2015 and December 31, 2014, the carrying value of the note was $500,000 and $500,000 with unamortized discount of $473,693 and $500,000, respectively.

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

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $225,431. The Company also recognized the fair value of the embedded conversion feature of $13,733,269 as a derivative liability and reduced the value of the convertible loan to $nil. During the three months ended March 31, 2015, the Company recorded total accretion of $22,666. At March 31, 2015 and December 31, 2014, the carrying value of the note was $273,700 and $273,700 with unamortized discount of $251,034 and $273,700, respectively.

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $250,021 and warrants of $145,943, resulted in a discount to the note payable of $20,000 and the recognition of a loss on derivatives of $375,964. During the year ended December 31, 2014, the Company recorded accretion of $13,479. At March 31, 2015 and December 31, 2014, the carrying value of the note was $20,000. The note is in default at March 31, 2015.

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

During the year ended December 31, 2014, the Company recorded total accretion of $42,032. At March 31, 2015 and December 31, 2014, the carrying value of the note was $25,000. The note is in default at March 31, 2015.

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

During the year ended December 31, 2014, the Company recorded total accretion of $65,955. At March 31, 2015 and December 31, 2014, the carrying value of the note was $41,300. The note is in default at March 31, 2015.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

7.	Derivative Liabilities

The embedded conversion options of the Company's convertible debentures described in Note 6 contain conversion features that qualify for embedded derivative classification. The warrants described in Notes 6 and 8 also qualify for derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

	March 31, 2015	December 31, 2014

Balance at the beginning of the period	$46,065,517	$29,430,719

Addition of new derivative liabilities (warrants)	103,187	53,606
Change in fair value of warrants	7,926,127	(5,184,569)
Change in fair value of embedded conversion option	--	21,627,561
Modification of embedded conversion options	--	138,200

Balance at the end of the period	$54,094,831	$46,065,517

The following table summarizes the change in fair value of derivatives:

	March 31, 2015	March 31, 2014

Change in fair value of derivative liabilities during the period	$(8,029,314)	$(1,690,434)

Change in fair value of derivatives	$(8,029,314)	$(1,690,434)

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2014	167% - 369%	0.04% - 0.67%	0%	0.25-2.50
At March 31, 2015	175% - 263%	0.05% - 0.89%	0%	0.01-2.50

8.	Stock Purchase Warrants

A summary of the changes in the Company's common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2014	2,246,250	$0.08	1.10 years

Expired	(43,750)	0.0005

Balance March 31, 2015	2,202,500	$0.08	0.88 years

9.	Commitments

a)	During the year ended December 31, 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to March 31, 2019. During the three months ended March 31, 2015, the Company recognized $21,091 (2014 - $12,788) of rent expense. The Company's future minimum lease payments are as follows:

Fiscal year ending	Amount
December 31, 2015	48,116
December 31, 2016	65,982
December 31, 2017	67,975
December 31, 2018	69,968
December 31, 2019	17,866
$269,907

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Three Months Ended March 31, 2015

b)	The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

c)	On June 17, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $76,712. The Company believes it owes the debtor $9,986 which it has recorded as owing. Accordingly, the Company intends to defend these potential matters vigorously.

d)	On June 26, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $17,534. On March 25, 2015, the Company signed a settlement agreement with the debtor and payments totaling $12,000 are to be made. At March 31, 2015, the Company had repaid $6,000. The remaining $6,000 was paid subsequent to March 31, 2015.

e)	On December 16, 2013, the Company was informed that a vendor will be instituting legal proceedings against the Company for collection of the sum of $12,455. The Company believes it does not owe the vendor anything. Accordingly, the Company intends to defend these potential matters vigorously.

f)	On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Mr. Steven ("Posie") Pfaff, the Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc. and third party claims against directors of the Company and one of the Company's attorneys. Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff. Mr. Fitzpatrick and Mr. Pfaff are appealing these awards in Tulsa County District Court in the State of Oklahoma.

10.	Subsequent Events

a)	On March 31, 2015, the Company entered into an unsecured, non-guaranteed, loan agreement pursuant to which the Company received proceeds of $50,000 on April 3, 2015. The loan bears interest at 8% per annum compounded annually and is due 1 year after the date of issuance.

b)	On May 8, 2015, the Company entered into an unsecured, non-guaranteed, loan agreement pursuant to which the Company received proceeds of $65,000. The loan bears interest at 8% per annum compounded annually and is due 1 year after the date of issuance.

c)	On May 29, 2015, the Company entered into an unsecured, non-guaranteed, loan agreement pursuant to which the Company received proceeds of $4,000. The loan bears interest at 8% per annum compounded annually and is due 1 year after the date of issuance.

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

Results of Operations

For the three months ended March 31, 2015 and March 31, 2014

Revenues

The Company had no revenues during the three months ended March 31, 2015 and 2014.

Operating Expenses

Operating expenses declined approximately 65% for the three months ended March 31, 2015 which were $132,492, that was comprised primarily of $107,585 for general and administrative expenses and $23,152 for professional fees as compared to operating expenses of $378,142 for the three months ended March 31, 2014, which was comprised primarily of $159,793 for general and administrative expenses and $215,727 for professional fees. General and administrative expenses decreased during the three months ended March 31, 2015 over the three months ended March 31, 2014 as result of the accrual of severance fees as a result of the termination of two former employees during the period ended March 31, 2014.

Net Loss

Net loss for the three months ended March 31, 2015 increased approximately 838% to $8,272,069, compared to net income of $1,121,418 for the three months ended March 31, 2014. The expenses in 2014 includes $190,979 in interest expense as compared to $110,289 in 2015. The decrease of $88,690 related to interest recorded for convertible debentures outstanding during the three months ended March 31, 2015 that were not outstanding during the comparative period. The Company recorded an unrealized loss as a result of an increase in the fair value of derivatives of $8,029,314 during the three months ended March 31, 2015 as compared to an unrealized gain as a result of a decrease in the fair value of derivatives of $1,690,434 during the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $14,446 and a working capital deficiency of $56,198,418. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the three months ended March 31, 2015, the Company received $100,200 of proceeds for the issuance notes payable. Subsequent to March 31, 2015, we received an additional $119,000 of proceeds for the issuance notes payable. We estimated that we will require $2,188,000 over the twelve month period ending December 31, 2015. The Company has $773,700 of convertible notes outstanding for which principal and interest was due on July 31, 2014. The convertible notes were extended and are now due on December 31, 2015. These notes are further described in Note 5 of the financial statements. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

As of March 31, 2015 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at March 31, 2015, there is an accumulated deficit of $111,381,008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ""Exchange Act''). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting:

During the three months ended March 31, 2015, there were no changes in internal controls over financial reporting. During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

PART II -- OTHER INFORMATION

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

Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff. Mr. Fitzpatrick and Mr. Pfaff are appealing these awards in Tulsa County District Court in the State of Oklahoma.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

As a "small reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under the terms of a secured convertible promissory note dated July 25, 2013, that was due and payable on July 31, 2014, which remains unpaid and because of unpaid judgments the Company is negotiating a waiver of these provisions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

U.S. HIGHLAND, INC.

Dated: July 9, 2015	By:	/s/ Josh W. Whitaker
Josh W. Whitaker
Interim President and Chief Executive Officer

