Form 10-Q
period 2015-06-30
US Highland, Inc.
filed 2015-08-20
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Number of the Registrant’s common stock outstanding as of August 17, 2015: 77,727,669 common shares

US Highland, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim consolidated financial statements for the six-month period ended June 30, 2015 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

US Highland, Inc.

Unaudited Consolidated Balance Sheets

	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$5,935	$14,035
Prepaid expenses	90,529	95,748
Deposit in Highlon acquisition	150,000	150,000

Total Current Assets	246,464	259,783
Deposits	5,284	11,478
Property and equipment, net	6,987	10,288

Total Assets	$258,735	$281,549

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$493,254	$499,586
Accrued liabilities ($344,435 and $255,830 related parties, respectively)	796,341	656,482
Convertible debentures ($121,798 and $nil related parties, respectively), net of discounts of $651,902 and $773,700, respectively	380,431	259,633
Derivative liabilities	89,872,077	46,065,517
Loans payable ($742,000 and $268,000 related parties, respectively)	1,040,000	391,500

Total Current Liabilities	92,582,103	47,872,718

Long-term loan payable ($157,000 and $607,000 related parties, respectively)	157,000	607,000

Total Liabilities	92,739,103	48,479,718
Commitments
Stockholders’ Deficit
Preferred stock, 3,550,000 shares authorized, par value $0.01; no shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.01 par value; 77,727,669 shares issued and outstanding	777,276	777,276
Common stock reserved for future issuance; 263,000 and 244,000 shares at June 30, 2015 and December 31, 2014	178,850	152,236
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid-in capital	54,757,845	54,757,845
Accumulated deficit	(147,420,839)	(103,112,026)
Total Stockholders’ Deficit	(92,480,368)	(48,198,169)
Total Liabilities and Stockholders’ Deficit	$258,735	$281,549

The accompanying notes are an integral part of these consolidated financial statements.

US Highland, Inc.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$–	$–	$–	$–

Write-down of inventory	–	125,616	–	125,616

Gross Margin	–	(125,616)	–	(125,616)

Operating Expenses

Depreciation	1,547	2,536	3,301	5,158
General and administrative	80,191	375,161	187,776	534,954
Professional fees	31,768	117,392	54,920	333,119

Total Operating Expenses	113,506	495,089	245,997	873,231

Operating Loss	(113,506)	(620,705)	(245,997)	(998,847)

Other Income (Expense)

Interest expense	(145,992)	(376,782)	(256,281)	(567,761)
Change in fair value of derivatives	(35,777,246)	(10,499,869)	(43,806,560)	(8,809,435)
Other income		396	25	501

Total Other Income (Expense)	(35,923,238)	(10,876,255)	(44,062,816)	(9,376,695)

Net Loss	$(36,036,744)	$(11,496,960)	$(44,308,813)	$(10,375,542)

Net Loss Per Common Share:
- Basic and Diluted	$(0.46)	$(0.15)	$(0.57)	$(0.13)
Basic and diluted weighted average common shares outstanding	77,727,669	77,727,669	77,727,669	77,727,669

The accompanying notes are an integral part of these consolidated financial statements.

US Highland, Inc.

Consolidated Statement of Stockholders’ Deficit

				Common
				Stock
			Additional	Reserved	Stock
	Common Stock		Paid-in	For Future	Subscriptions	Accumulated	Treasury
	Shares	Amount	Capital	Issuance	Receivable	Deficit	Stock	Total

Balance, December 31, 2014	77,727,669	$777,276	$54,757,845	$152,236	$–	$(103,112,026)	$(773,500)	$(48,198,169)

Shares issuable for payment of accrued interest	–	–	–	26,614	–	–	–	26,614

Net loss	–	–	–	–	–	(44,308,813)	–	(44,308,813)

Balance, June 30, 2015	77,727,669	$777,276	$54,757,845	$178,850	$–	$(147,420,839)	$(773,500)	$(92,480,368)

The accompanying notes are an integral part of these consolidated financial statements.

US Highland, Inc.

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Operating Activities
Net loss	$(44,308,813)	$(10,375,542)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,301	5,158
Amortization expense	121,798	506,276
Change in fair value of derivatives	43,806,560	8,809,435
Write down of inventory	–	125,616
Shares issuable for interest expense	26,614	7,008
Changes in operating assets and liabilities:

Inventory	–	(25,790)
Prepaid expenses and deposits	5,219	13,660
Accounts payable & accrued liabilities	51,115	463,666
Accrued liabilities – related parties	88,606	–
Net Cash Used in Operating Activities	(205,600)	(470,513)
Financing Activities

Proceeds from loans payable	189,000	434,300
Proceeds from loans payable – related parties	30,200	–
Repayment of loans	(8,500)	(4,300)
Repayment of loans – related parties	(13,200)	-
Net Cash Provided by Financing Activities	197,500	430,000
Decrease In Cash	(8,100)	(40,513)
Cash - Beginning of Period	14,035	43,044
Cash - End of Period	$5,935	$2,531
Supplemental Cash Flows Information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Non-cash Investing and Financing Activities
Warrants issued to settle debt	$–	$53,606

The accompanying notes are an integral part of these consolidated financial statements.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

(Unaudited)

1. Summary of Business and Basis of Presentation

Organization and Business

US Highland, Inc. was originally formed as a limited liability company on February 5, 1999 under the name of Powerhouse Productions, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. (the “Company”) is a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs.

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed on July 9, 2015 (the “2014 Annual Report”).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of June 30, 2015, current liabilities exceed current assets by $92,335,639, and the Company has an accumulated deficit of $147,420,839. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

(Unaudited)

2. Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company’s common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is a distribution management business focusing on marketing existing product in logistics area. Currently, parties are negotiating final terms of the share exchange.

3. Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	June 30, 2015	December 31, 2014

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	19,513	19,513

		35,443	35,443
Accumulated depreciation		(28,456)	(25,155)

Property and equipment, net		$6,987	$10,288

Depreciation expense amounted to approximately $3,301 and $5,158 for the six months ended June 30, 2015 and 2014, respectively.

4. Related Party Transactions

a)	During the six months ended June 30, 2015, the Company entered into an unsecured, non-guaranteed loan agreement with a significant shareholder for $20,000. Refer to Note 5(g).

b)

During the six months ended June 30, 2015, the Company entered into an unsecured, non-guaranteed loan agreement with a director for $10,200. During the six months ended June 30, 2015, the Company repaid $13,200 of loans owed to the director. Refer to Note 5(e).

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

 (Unaudited)

5. Loans Payable

Loans payable consist of the following:		June 30, 2015	December 31, 2014

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	-	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at June 30, 2015, and December 31, 2014, the Company recognized the fair value of 282,000 and 164,000 common shares issuable for interest expense of $178,850 and $152,236, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at June 30, 2015, the Company has also accrued interest expense of $29,960 (December 31, 2014 - $26,600).

		56,000	56,000
d)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As at June 30, 2015 and December 31, 2014, the Company recognized the fair value of 110,000 and 80,000 common shares issuable for interest expense of $47,500 and $26,500, respectively, as shares reserved for future issuance. The Company has not yet issued these common shares. As at June 30, 2015, the Company has also accrued interest expense of $522 (December 31, 2014- $385).

		27,000	27,000
e)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the six months ended June 30, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	3,000	6,000
f)	On September 18, 2014, February 18, 2015, March 9, 2015, March 31, 2015, May 8, 2015 and May 29, 2015 the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $20,000, $50,000, $50,000, $65,000 and $4,000, respectively. The loans bear interest at 8% per annum compounded annually and is due 1 year after the date of issuance.	224,000	35,000
g)	On August 26, 2014, December 4, 2014, December 18, 2014, and January 29, 2015, the Company issued unsecured notes payable of $15,000, $20,000, $200,000 and $20,000, respectively to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	255,000	235,000
h)

The Company issued the following unsecured notes payable to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and are due 2 years after the date of issuance:

1.	On January 17, 2014, the Company issued a $50,000 note payable.	50,000	50,000
2.	On January 29, 2014 the Company issued a $50,000 note payable.	50,000	50,000
3.	On February 19, 2014, the Company issued a $25,000 note payable.	25,000	25,000
4.	On March 3, 2014, the Company issued a $50,000 note payable.	50,000	50,000
5.	On March 19, 2014, the Company issued a $150,000 note payable.	150,000	150,000
6.	On April 25, 2014, the Company issued a $25,000 note payable.	25,000	25,000
7.	On May 19, 2014, the Company issued a $25,000 note payable.	25,000	25,000
8.	On June 2, 2014, the Company issued an $18,000 note payable.	18,000	18,000
9.	On June 12, 2014, the Company issued a $32,000 note payable.	32,000	32,000
10.	On July 1, 2014, the Company issued a $25,000 note payable.	25,000	25,000
11.	On July 16, 2014, the Company issued a $75,000 note payable to a related party.	75,000	75,000
12.	On October 7, 2014, the Company issued a $30,000 note payable.	30,000	30,000
13.	On October 31, 2014, the Company issued a $20,000 note payable.	20,000	20,000
14.	On November 4, 2014, the Company issued a $32,000 note payable.	32,000	32,000
	Total	$1,197,000	$998,500
	Less Short Term	(1,040,000)	(391,500)
	Long Term	$157,000	$607,000

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

(Unaudited)

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000 and during the six months ended June 30, 2015, the Company repaid $1,000. At June 30, 2015 and December 31, 2014, the carrying value of the note was $52,333 and $53,333, respectively. The note is in default at June 30, 2015.

b)

Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $75,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company’s common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $577,797 resulted in a discount to the note payable of $75,000 and the recognition of a loss on derivatives of $502,797. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013. At June 30, 2015 and December 31, 2014, the carrying value of the note was $75,000.

c)

Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $45,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company’s common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $346,678 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $301,678. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013. At June 30, 2015 and December 31, 2014, the carrying value of the note was $45,000.

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

For The Six Months Ended June 30, 2015

(Unaudited)

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

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $411,820. The Company also recognized the fair value of the embedded conversion feature of $25,088,180 as a derivative liability and reduced the value of the convertible loan to $nil. During the six months ended June 30, 2015, the Company recorded total accretion of $69,955. At June 30, 2015 and December 31, 2014, the carrying value of the note was $69,955 and $Nil with unamortized discount of $430,045 and $500,000, respectively.

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

(Unaudited)

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $225,431. The Company also recognized the fair value of the embedded conversion feature of $13,733,269 as a derivative liability and reduced the value of the convertible loan to $nil. During the six months ended June 30, 2015, the Company recorded total accretion of $51,843. At June 30, 2015 and December 31, 2014, the carrying value of the note was $51,843 and $Nil with unamortized discount of $221,857 and $273,700, respectively.

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

Due to the potential adjustments to the conversion feature and the inability to conclude that the Company has enough unissued-authorized common shares to settle the warrants, the embedded conversion option and the warrants qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $250,021 and warrants of $145,943, resulted in a discount to the note payable of $20,000 and the recognition of a loss on derivatives of $375,964. During the year ended December 31, 2014, the Company recorded accretion of $13,479. At June 30, 2015 and December 31, 2014, the carrying value of the note was $20,000. The note is in default at June 30, 2015.

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

(Unaudited)

During the year ended December 31, 2014, the Company recorded total accretion of $42,032. At June 30, 2015 and December 31, 2014, the carrying value of the note was $25,000. The note is in default at June 30, 2015.

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

During the year ended December 31, 2014, the Company recorded total accretion of $65,955. At June 30, 2015 and December 31, 2014, the carrying value of the note was $41,300. The note is in default at June 30, 2015.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

(Unaudited)

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	June 30, 2015	December 31, 2014

Balance at the beginning of the period	$46,065,517	$29,430,719

Addition of new derivative liabilities (warrants)	–	53,606
Change in fair value of warrants	235,692	(5,184,569)
Change in fair value of embedded conversion option	43,570,868	21,627,561
Modification of embedded conversion options	–	138,200
Balance at the end of the period	$89,872,077	$46,065,517

The following table summarizes the change in fair value of derivatives:

	Six Months Ended
	June 30, 2015	June 30, 2014
Change in fair value of derivative liabilities during the period	$(43,806,560)	$(8,809,435)

Change in fair value of derivatives	$(43,806,560)	$(8,809,435)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2014	167% - 369%	0.04% - 0.67%	0%	0.25-2.50
At June 30, 2015	81% - 226%	0.10% - 1.00%%	0%	0.50-2.50

8. Stock Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2014	2,246,250	$0.08	1.10 years

Expired	(956,250)	0.19

Balance June 30, 2015	1,290,000	$0.0005	1.16 years

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Six Months Ended June 30, 2015

(Unaudited)

9. Commitments

a)

During 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. On April 1, 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to June 30, 2019. During the six months ended June 30, 2015, the Company recognized $42,904 (2014 - $30,914) of rent expense. The Company’s future minimum lease payments are as follows:

Fiscal year ending	Amount
December 31, 2015	32,072
December 31, 2016	65,970
December 31, 2017	67,963
December 31, 2018	69,956
December 31, 2019	17,863
$253,824

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

e)

On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Mr. Steven (“Posie”) Pfaff, the Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc. and third party claims against directors of the Company and one of the Company’s attorneys. Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $ 72,000 in favor of Mr. Fitzpatrick and $ 54,000 in favor of Mr. Pfaff. Mr. Fitzpatrick and Mr. Pfaff are appealing these awards in Tulsa County District Court in the State of Oklahoma.

10. Subsequent Events

a)

On July 3, 2015, the Company entered into an unsecured, non-guaranteed, loan agreement pursuant to which the Company received proceeds of $5,000. The loan bears interest at 8% per annum compounded annually and is due 1 year after the date of issuance.

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

Results of Operations

For the periods ended June 30, 2015 and June 30, 2014

Revenues

The Company had no revenues during the six months ended June 30, 2015 and 2014.

The Company write-down inventory costs to their net realizable value during the period ended June 30, 2014. The Company had no inventory as of June 30, 2015.

Operating Expenses

Operating expenses declined approximately 77% for the three months ended June 30, 2015 which were $113,506, that was comprised primarily of $80,191 for general and administrative expenses and $31,768 for professional fees as compared to operating expenses of $495,089 for the three months ended June 30, 2014, which was comprised primarily of $375,161 for general and administrative expenses and $117,392 for professional fees. General and administrative expenses decreased during the three months ended June 30, 2015 over the three months ended June 30, 2014 as result of the accrual of severance fees as a result of the termination of two former employees during the period ended June 30, 2014.

Operating expenses declined approximately 72% for the six months ended June 30, 2015 which were $245,997, that was comprised primarily of $187,776 for general and administrative expenses and $54,920 for professional fees as compared to operating expenses of $873,231 for the six months ended June 30, 2014, which was comprised primarily of $534,954 for general and administrative expenses and $333,119 for professional fees. General and administrative expenses decreased during the six months ended June 30, 2015 over the six months ended June 30, 2014 as result of the accrual of severance fees as a result of the termination of two former employees during the period ended June 30, 2014.

Net Loss

Net loss for the three months ended June 30, 2015 increased approximately 213% to $36,036,744, compared to net loss of $11,496,960 for the three months ended June 30, 2014. The expenses in 2014 includes $376,782 in interest expense as compared to $145,992 in 2015. The decrease of $230,790 related to interest recorded for convertible debentures outstanding during the three months ended June 30, 2014 that were not outstanding during the comparative period. The Company recorded an unrealized loss as a result of an increase in the fair value of derivatives of $35,777,246 during the three months ended June 30, 2015 as compared to an unrealized loss as a result of an increase in the fair value of derivatives of $10,499,869 during the three months ended June 30, 2014.

Net loss for the six months ended June 30, 2015 increased approximately 327% to $44,308,813, compared to net loss of $10,375,542 for the six months ended June 30, 2014. The expenses in 2014 includes $567,761 in interest expense as compared to $256,281 in 2015. The decrease of $311,480 related to interest recorded for convertible debentures outstanding during the six months ended June 30, 2014 that were not outstanding during the comparative period. The Company recorded an unrealized loss as a result of an increase in the fair value of derivatives of $43,806,560 during the six months ended June 30, 2015 as compared to an unrealized loss as a result of an increase in the fair value of derivatives of $8,809,435 during the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $5,935 and a working capital deficiency of $92,335,639. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the six months ended June 30, 2015, the Company received $189,000 of proceeds from the issuance of notes payable, and received proceeds of $30,200 loan from related parties. We estimated that we will require $2,188,000 over the twelve-month period ending June 30, 2016. The Company has $651,902 of convertible notes outstanding for which principal and interest was due on July 31, 2014. The convertible notes were extended and are now due on December 31, 2015. These notes are further described in Note 6 of the financial statements. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

As of June 30, 2015, we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at June 30, 2015, there is an accumulated deficit of $147,420,839. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting:

During the six months ended June 30, 2015, there were no changes in internal controls over financial reporting. During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Steven ("Posie") Pfaff, the former Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc., and third party claims against directors of the Company and one of the Company’s attorneys.

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

There were no sales of unregistered securities during the six months ended June 30, 2015.

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

U.S. HIGHLAND, INC.

Dated: August 19, 2015	By	/s/ Josh W. Whitaker
Josh W. Whitaker
Interim President and Chief Executive Officer

