Form 10-Q
period 2015-09-30
US Highland, Inc.
filed 2015-12-08
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

www.SEClawyerFL.com

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 8, 2015, there were 58,162,669 shares of Common Stock, par value $0.01 per share, outstanding.

US Highland, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company's interim unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2015 and for the comparable periods in the prior year form a part of this quarterly report. They were prepared in accordance with United States generally accepted accounting principles (GAAP).

US Highland, Inc.

Unaudited Consolidated Balance Sheets

	September 30, 2015	December 31, 2014

ASSETS

Current Assets

Cash and cash equivalents	$16,430	$14,035
Prepaid expenses	98,095	95,748
Deposit in Highlon acquisition	150,000	150,000
Total Current Assets	264,525	259,783
Deposits	4,664	11,478
Property and equipment, net	5,834	10,288
Total Assets	$275,023	$281,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$557,634	$499,586
Accrued liabilities ($245,367 and $255,830 related parties, respectively)	660,418	656,482
Convertible debentures ($188,031 and $nil related parties, respectively), net of discounts of $311,969 and $773,700, respectively	240,364	259,633
Derivative liabilities	19,028,282	46,065,517
Loans payable ($180,000 and $268,000 related parties, respectively)	305,000	391,500
Total Current Liabilities	20,791,698	47,872,718
Long-term loans payable ($nil and $607,000 related parties, respectively)	–	607,000
Total Liabilities	20,791,698	48,479,718

Commitments

Stockholders' Deficit

Preferred stock, 50,000 shares authorized, par value $0.01; no shares issued and outstanding	–	–
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding (December 31, 2014 – no shares)	33,815	–
Common stock, 500,000,000 shares authorized, $0.01 par value; 77,786,002 shares issued and 77,727,669 shares outstanding	777,276	777,276
Common stock reserved for future issuance; 301,000 and 244,000 shares at September 30, 2015 and December 31, 2014, respectively	192,100	152,236
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid-in capital	69,502,113	54,757,845
Accumulated deficit	(90,248,479)	(103,112,026)
Total Stockholders' Deficit	(20,516,675)	(48,198,169)
Total Liabilities and Stockholders' Deficit	$275,023	$281,549

(The accompanying notes are an integral part of theseconsolidated financial statements.)

US Highland, Inc.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$–	$–	$–	$–

Write-down of inventory	–	–	–	125,616
Gross Margin	–	–	–	(125,616)

Operating Expenses
Depreciation	1,153	2,406	4,454	7,564
General and administrative	84,460	101,946	272,236	636,900
Professional fees	85,683	22,763	140,603	355,882
Total Operating Expenses	171,296	127,115	417,293	1,000,346
Operating Loss	(171,296)	(127,115)	(417,293)	(1,125,962)

Other Income (Expense)
Interest expense	(412,818)	(321,844)	(669,099)	(889,605)
Change in fair value of derivatives	56,260,943	(1,991,170)	12,454,383	(10,800,605)
Gain on settlement of debt	1,495,529	814,668	1,495,529	814,668
Other income	2	500	27	1,001
Total Other Income (Expense)	57,343,656	(1,497,846)	13,280,840	(10,874,541)

Net Income (Loss)	$57,172,360	$(1,624,961)	$12,863,547	$(12,000,503)

Net Earnings (Loss) Per Common Share:
-Basic	$0.74	$(0.02)	$0.17	$(0.15)
-Diluted	$0.44	$(0.02)	$0.10	$(0.15)
Basic weighted average common shares outstanding	77,727,669	77,727,669	77,727,669	77,727,669
Diluted weighted average common shares outstanding	129,147,995	77,727,669	129,147,951	77,727,669

 (The accompanying notes are an integral part of theseconsolidated financial statements.)

US Highland, Inc.

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Operating Activities
Net income (loss)	$12,863,547	$(12,000,503)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	4,454	7,564
Amortization expense	461,731	777,196
Change in fair value of derivatives	(12,454,383)	10,800,605
Gain on settlement of debt	(1,495,529)	(814,668)
Write down of inventory	–	125,616
Shares issuable for interest expense	39,864	16,005
Changes in operating assets and liabilities:
Inventory	–	(25,790)
Prepaid expenses and deposits	4,467	14,660
Accounts payable & accrued liabilities	129,696	478,050
Accrued liabilities – related parties	136,048	–
Net Cash Used in Operating Activities	(310,105)	(621,265)

Financing Activities
Proceeds from loans payable	194,000	608,300
Proceeds from loans payable – related parties	140,200	–
Repayment of loans	(8,500)
Repayment of loans – related parties	(13,200)	(28,300)
Net Cash Provided by Financing Activities	312,500	580,000

Increase (Decrease) In Cash	2,395	(41,265)
Cash - Beginning of Period	14,035	43,044
Cash - End of Period	$16,430	$1,779

Supplemental Cash Flows Information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$4,580	$–

Non-cash Investing and Financing Activities
Warrants issued to settle debt	$–	$53,606
Preferred shares issued to settle debt	$14,778,083	$–

 (The accompanying notes are an integral part of theseconsolidated financial statements.)

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

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

On September 23, 2015, the Company incorporated two wholly-owned subsidiaries, USH Distribution Corp., a Nevada corporation, and Powersports Brand Alliance, Inc., a Nevada corporation. The subsidiaries were formed to provide sales, marketing and distribution services of their power sport products and accessories.

On September 25, 2015, the Company entered into a Joint Venture Agreement with M&M Sourcing Sdn. Bhd., a Malaysian entity ("M&M") and jointly formed Lahva, Inc., a Nevada corporation ("Lahva"). The Company's and M&M's equity stake in Lahva is 40% and 60%, respectively. As at September 30, 2015, there were no activities in Lahva.

Basis of Presentation

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, US Highlands Electric Inc., USH Distribution Corp., and Powersports Brand Alliance, Inc. All significant intercompany transactions and balances have been eliminated.

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of September 30, 2015, current liabilities exceed current assets by $20,527,173, and the Company has an accumulated deficit of $90,248,479. The Company's ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

2.	Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company's common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is a distribution management business focusing on marketing existing product in logistics area. Currently, the parties are negotiating final terms of the share exchange.

3.	Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	September 30, 2015	December 31, 2014

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	19,513	19,513

		35,443	35,443
Accumulated depreciation		(29,609)	(25,155)

Property and equipment, net		$5,834	$10,288

Depreciation expense amounted to $4,454 and $7,564 for the nine months ended September 30, 2015 and 2014, respectively.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

4.	Related Party Transactions

a)	During the nine months ended September 30, 2015, the Company entered into an unsecured, non-guaranteed loan agreement with a significant shareholder for $130,000. Refer to Note 6(g).

b)

During the nine months ended September 30, 2015, the Company entered into an unsecured, non-guaranteed loan agreement with a director for $10,200. During the nine months ended September 30, 2015, the Company repaid $13,200 of loans owed to the director. Refer to Note 6(e).

c)

On September 30, 2015, the Company issued 2,484,422 shares of Series A Preferred Stock to a significant shareholder to settle $1,242,211 of debt and accrued interest. Refer to Notes 6(g), 6(h) and 7(e).

5.	Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended September 30,
	2015	2014
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$57,172,360	77,727,669	$0.74	$(1,624,961)	77,727,669	$(0.02)
Effective of Dilutive Securities:
Purchase warrants	–	1,289,120	–	–	–	–
Convertible notes	18,278	50,131,206	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$57,190,638	129,147,995	$0.44	$(1,624,961)	77,727,669	$(0.02)

	For the Nine Months Ended September 30,
	2015	2014
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$12,863,547	77,727,669	$0.17	$(12,000,503)	77,727,669	$(0.15)
Effective of Dilutive Securities:
Purchase warrants	–	1,289,076	–	–	–	–
Convertible notes	52,674	50,131,206	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$12,916,221	129,147,951	$0.10	$(12,000,503)	77,727,669	$(0.15)

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

6.	Loans Payable

Loans payable consist of the following:	September 30, 2015	December 31, 2014
a) Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000

b) Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	–	7,500

c) On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at September 30, 2015, and December 31, 2014, the Company recognized the fair value of $134,100 and $125,736, respectively, of the 176,000 and 164,000 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at September 30, 2015, the Company has also accrued interest expense of $31,640 (December 31, 2014 - $26,600).	56,000	56,000

d) On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As at September 30, 2015 and December 31, 2014, the Company recognized the fair value of $58,000 and $26,500, respectively, of the 125,000 and 80,000 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at September 30, 2015, the Company has also accrued interest expense of $590 (December 31, 2014 - $385).	27,000	27,000

e) On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During then ine months ended September 30, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	3,000	6,000

f) On September 18, 2014, February 18, 2015, March 9, 2015, March 31, 2015, May 8, 2015, May 29, 2015 and July 3, 2015, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $20,000, $50,000, $50,000, $65,000, $4,000, and $5,000, respectively. The loans bear interest at 8% per annum compounded annually and is due 1 year after the date of issuance. On September 30, 2015, the Company issued 384,002 shares of preferred stock for settlement of $185,000 of notes payable and $7,001 of accrued interest. The preferred shares had a fair value of $1,459,208, the Company recorded a loss on settlement of debt of $1,267,206.	44,000	35,000

g) On August 26, 2014, December 4, 2014, December 18, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015 and September 15, 2015, the Company is sued unsecured notes payable of $15,000, $20,000, $200,000, $20,000, $20,000, $25,000, $40,000, and $25,000, respectively to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance. On September 30, 2015, the Company issued 457,734 shares of preferred stock for settlement of $215,000 of notes payable and accrued interest of $13,867. The preferred shares had a fair value of $1,739,389. The settlement of debt resulted an adjustment to additional paid-incapital of $1,510,522.	150,000	235,000

h) The Company issued the following unsecured notes payable to a significant share holder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and aredue 2 years after the date of issuance. On September 30, 2015, the Company issued 1,353,678 shares of preferred stock for the settlement of all of the following $607,000 of not espayable and $69,839 of accrued interest. The preferred shares had a fair value of $5,143,976. The settlement of debt resulted an adjustment to additional paid-in capital of $4,467,138.

1.	On January 17, 2014, the Company issued a $50,000 note payable.	–	50,000
2.	On January 29, 2014 the Company issued a $50,000 note payable.	–	50,000
3.	On February 19, 2014, the Company issued a $25,000 note payable.	–	25,000
4.	On March 3, 2014, the Company issued a $50,000 note payable.	–	50,000
5.	On March 19, 2014, the Company issued a $150,000 note payable.	–	150,000
6.	On April 25, 2014, the Company issued a $25,000 note payable.	–	25,000
7.	On May 19, 2014, the Company issued a $25,000 note payable.	–	25,000
8.	On June 2, 2014, the Company issued an $18,000 note payable.	–	18,000
9.	On June 12, 2014, the Company issued a $32,000 note payable.	–	32,000
10.	On July 1, 2014, the Company issued a $25,000 note payable.	–	25,000
11.	On July 16, 2014, the Company issued a $75,000 note payable.	–	75,000
12.	On October 7, 2014, the Company issued a $30,000 note payable.	–	30,000
13.	On October 31, 2014, the Company issued a $20,000 note payable.	–	20,000
14.	On November 4, 2014, the Company issued a $32,000 note payable.	–	32,000
	Total	$305,000	$998,500
	Less Short Term Portion	(305,000)	(391,500)
	Long-Term Loans Payable	$–	$607,000

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000 and during the nine months ended September 30, 2015, the Company repaid $1,000. At September 30, 2015 and December 31, 2014, the carrying value of the note was $52,333 and $53,333, respectively. The note is in default at September 30, 2015.

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

On September 30, 2015, the Company issued 190,054 shares of preferred stock at a fair value of $722,205 upon the settlement of the principal amount of $75,000 and accrued interest of $20,027. At September 30, 2015, the fair value of the derivative liability was $773,811. The Company recognized a gain of $146,633 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the preferred shares was recorded as a gain or loss on settlement of debt. At September 30, 2015 and December 31, 2014, the carrying value of the note was $nil and $75,000, respectively.

c)	Effective July 25, 2013, the Company issued a convertible note of $45,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company's common stock at any time at a price of $0.035. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $346,678 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $301,678. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013.

On September 30, 2015, the Company issued 113,176 shares of preferred stock at a fair value of $430,069 upon the settlement of the principal amount of $45,000 and accrued interest of $11,588. At September 30, 2015, the fair value of the derivative liability was $464,286. The Company recognized a gain of $90,805 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the preferred shares was recorded as a gain or loss on settlement of debt. At September 30, 2015 and December 31, 2014, the carrying value of the note was $nil and $45,000, respectively.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

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

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $411,820. The Company also recognized the fair value of the embedded conversion feature of $25,088,180 as a derivative liability and reduced the value of the convertible loan to $nil. During the nine months ended September 30, 2015, the Company recorded total accretion of $188,031. At September 30, 2015 and December 31, 2014, the carrying value of the note was $188,031 and $nil with unamortized discount of $311,969 and $500,000, respectively.

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

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

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $225,431. The Company also recognized the fair value of the embedded conversion feature of $13,733,269 as a derivative liability and reduced the value of the convertible loan to $nil. During the nine months ended September 30, 2015, the Company recorded total accretion of $273,700.

On September 30, 2015, the Company issued 673,010 shares of preferred stock at a fair value of $2,557,438 upon the settlement of the principal amount of $273,700 and accrued interest of $62,805. At September 30, 2015, the fair value of the derivative liability was $10,126,900. The Company recorded an adjustment to additional paid-in capital of $7,905,967 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the preferred shares was recorded as an adjustment to additional paid-in capital as the note holder is a significant shareholder of the Company. At September 30, 2015 and December 31, 2014, the carrying value of the note was $nil and $nil with unamortized discount of $nil and $273,700, respectively.

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

On September 30, 2015, the Company issued 46,478 shares of preferred stock at a fair value of $176,616 upon the settlement of the principal amount of $20,000 and accrued interest of $3,239. At September 30, 2015, the fair value of the derivative liability was $745,788. The Company recognized a gain of $592,411 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the preferred shares was recorded as a gain or loss on settlement of debt. At September 30, 2015 and December 31, 2014, the carrying value of the note was $nil and $20,000, respectively.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

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

On September 30, 2015, the Company issued 61,306 shares of preferred stock at a fair value of $232,963 upon the settlement of the principal amount of $25,000 and accrued interest of $5,653. At September 30, 2015, the fair value of the derivative liability was $932,152. The Company recognized a gain of $729,842 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the preferred shares was recorded as a gain or loss on settlement of debt. At September 30, 2015 and December 31, 2014, the carrying value of the note was $nil and $25,000, respectively.

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

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

On September 30, 2015, the Company issued 102,082 shares of preferred stock at a fair value of $387,912 upon the settlement of the principal amount of $41,300 and accrued interest of $9,741. At September 30, 2015, the fair value of the derivative liability was $1,539,915. The Company recognized a gain of $1,203,044 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the preferred shares was recorded as a gain or loss on settlement of debt. At September 30, 2015 and December 31, 2014, the carrying value of the note was $nil and $41,300, respectively.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

Nine Months Ended September 30, 2015

Balance at the beginning of the period	$46,065,517

Addition of new derivative liabilities (warrants)	–
Change in fair value of warrants	(564,108)
Change in fair value of embedded conversion option	(11,890,275)
Modification of embedded conversion options	–
Derecognize of derivative liabilities upon settlement of convertible notes	(14,582,852)

Balance at the end of the period	$19,028,282

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

The following table summarizes the change in fair value of derivatives for the nine-month periods ended:

	September 30, 2015	September 30, 2014

Change in fair value of derivative liabilities during the period	$(12,454,383)	$(10,800,605)

Change in fair value of derivatives	$(12,454,383)	$(10,800,605)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2014	167% - 369%	0.04% - 0.67%	0%	0.25-2.50
At September 30, 2015	108% - 206%	0.00% - 0.78%	0%	0.25-2.50

9.	Preferred Stock

On September 30, 2015, the Company designated 3,500,000 shares of the Company's 3,550,000 authorized "blank check" preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series A Convertible Preferred Stock). The holders of the Series A Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 10 shares of Common Stock. Each holder of Series A Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into 10 fully-paid and non-assessable share of Common Stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of preferred stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. The Company recorded a gain on settlement of debt of $1,495,529.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

10.	Stock Purchase Warrants

A summary of the changes in the Company's common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2014	2,246,250	$0.08	1.10 years

Expired	(956,250)	0.19

Balance September 30, 2015	1,290,000	$0.0005	0.90 years

11.	Commitments

a)

In 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. In 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to June 30, 2019. During the nine months ended September 30, 2015, the Company recognized $53,160 (2014 - $46,454) of rent expense. The Company's future minimum lease payments are as follows:

Fiscal year ending	Amount
December 31, 2015	16,036
December 31, 2016	65,970
December 31, 2017	67,963
December 31, 2018	69,956
December 31, 2019	17,863
Total	$237,788

b)

The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

c)	On June 17, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $76,712. The Company believes it owes the debtor $9,986 which it has recorded as owing. Accordingly, the Company currently defending these potential matters vigorously.

US Highland, Inc.

Notes to the Consolidated Financial Statements

For The Nine Months Ended September 30, 2015

(Unaudited)

d)	On December 16, 2013, the Company was informed that a vendor will be instituting legal proceedings against the Company for collection of the sum of $12,455. The Company believes it does not owe the vendor anything. Accordingly, the Company currently defending these potential matters vigorously.

e)

On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Mr. Steven ("Posie") Pfaff, the Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc. and third party claims against directors of the Company and one of the Company's attorneys. Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff. US Highland, Inc., Mr. Fitzpatrick and Mr. Pfaff are appealing these awards in Tulsa County District Court in the State of Oklahoma.

f)	On September 28, 2015, USH Distribution, Corp., a wholly owned subsidiary of the Company, ("USH Distribution") entered into a consignment agreement whereby USH Distribution will sell workwear apparel manufactured by the consignor in the United States. The agreement shall expire and terminate 18 months from the effective date of the agreement.

12.	Subsequent Events

a)	On October 8, 2015, the Company issued 435,000 shares of common stock of the Company upon the exercise of 435,000 purchase warrants.

b)

On November 13, 2015, the Company entered into an unsecured, non-guaranteed, loan agreement pursuant to which the Company received proceeds of $30,000. The loan bears interest at 8% per annum compounded annually and is due 1 year after the date of issuance.

c)

On November 19, 2015, the Company designated 10,000 shares of the Company's 3,550,000 authorized "blank check" preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series B Convertible Preferred Stock). The holders of the Series B Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 4,000 shares of Common Stock. Each holder of Series B Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of Common Stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series B Convertible Preferred Stock if such conversion occurred would cause such holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

d)	On November 20, 2015, the Company entered into a share exchange agreement with a stockholder, Craigstone, LTD. Per the agreement, the stockholder exchanged 20,000,000 shares of common stock for 5,000 shares of Series B Convertible Preferred Stock.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the "Company," "US Highland," "we," "us," "our," and similar terms shall refer to US Highland, Inc., an Oklahoma corporation, and its subsidiaries.

New Business Strategy

As part of the Company's new strategy to diversify its operations by engaging in new business lines to assist companies and emerging brands launch their products in the U.S., on September 23, 2015, the Company formed two wholly-owned subsidiaries, USH Distribution Corp., a Nevada corporation ("USH"), and Powersports Brands Alliance, Inc., a Nevada corporation ("PBA") The Company formed USH to provide sales, marketing and distribution services primarily to international and domestic companies seeking sales of their products in the U.S.; and PBA to acquire brands in the powersports industry with the intended goal of being a business that sells powersports products, including, but not limited to, powersports parts and accessories, such as helmets, gloves, gear, etc.

Joint Venture Agreement with M&M Sourcing

On September 25, 2015, USH entered into a Joint Venture Agreement, dated September 25, 2015 (the "JV Agreement"), with M&M Sourcing Sdn. Bhd., a Malaysian entity ("M&M"). Pursuant to the JV Agreement, USH and M&M jointly formed Lahva, Inc., a Nevada corporation on September 23, 2015 ("Lahva"), for the purposes of acting as the U.S. based representative of M&M to provide apparel sourcing services to U.S. based brands and retailers, develop in-house apparel brands and invest in and develop non in-house apparel brands (the "Joint Venture").

The following is a summary of the JV Agreement:

1.	USH's and M&M's equity stake in Lahva is 40% and 60%, respectively.

2.	In consideration for its equity stake in Lahva, USH has agreed to provide certain services to the Joint Venture, including, but not limited to the following:

a.	Management mentoring;
b.	Mentoring to brand designers and entrepreneurs;
c.	Sales consulting;
d.	Sales support;
e.	Business advisory services;
f.	U.S. market advisory services;
g.	Introductions to U.S. business contacts; and
h.	Use of USH offices, warehouses and business mailing address.

3.	In consideration for its equity stake in Lahva, M&M has agreed to provide certain services to the Joint Venture, including but not limited to the following:

a.	Management mentoring;
b.	Mentoring to brand designers and entrepreneurs;
c.	Client management;
d.	Apparel production and supply chain development consulting; and
e.	Business advisory services.

4.	USH has the exclusive right of first offer to provide consignment sales to the Joint Venture's new customers.

5.	M&M has the exclusive right to provide international sourcing services to the Joint Venture's sourcing clients and brands (both in-house and non-in-house).

6.

Lahva's board of directors shall consist of three members, one of whom shall be appointed by USH and two by M&M (the "M&M Board Representatives"). No board resolution will be passed without at least a majority of the board voting in favor of it.

7.	The executive officers will be responsible for the day to day management of the Joint Venture. The M&M Board Representatives shall appoint the executive officers of the Joint Venture.

8.	The Joint Venture Agreement may be terminated at any time upon the mutual agreement of the parties.

9.

If either party materially breaches the Joint Venture Agreement, files for bankruptcy protection (voluntary or involuntary), becomes insolvent or is subject to a change of control, the other party shall be entitled to purchase its shares in the Joint Venture at a price to be determined by an independent expert.

10.	If Joint Venture is wound up, the parties will endeavor to ensure that assets contributed by each party will, so far as possible, be transferred back to that party.

11.	Lahva and each shareholder have the right of first refusal in the event the other shareholder has received a bona fide offer to purchase its Lahva equity stake.

12.	USH and M&M have a right of first refusal upon the Lahva's sale of securities.

13.

At any time during the term of the Joint Venture Agreement, M&M has the right and option to purchase all, but not less than all, USH's equity stake in the Joint Venture. The purchase price shall be equal to the USH's pro rata portion of three times Joint Venture's EBITDA (as determined by the auditors of the Joint Venture) for the prior 12 months and shall be paid at the closing.

Consignment Agreement with Rhino Workwear USA, Ltd.

On September 28, 2015, the Company, though USH, entered into that certain Consignment Agreement, dated September 28, 2015 (the "Consignment Agreement"), between USH and Rhino Workwear USA, Ltd. ("Rhino"), a Nevada corporation engaged in the business of designing, manufacturing, marketing and distributing workwear apparel and other accessories for the workwear industry ("Products").

The following is a summary of the Consignment Agreement:

1.

USH has the exclusive right to sell the Products in the U.S., its possessions and territories (the "Territory") for a period of eighteen (18) months commencing from the date of the Consignment Agreement, and has agreed to devote its best commercial efforts to sell the Products in the Territory.

2.	Rhino shall supply to USH such quantity of Products, in Rhino's reasonable discretion, necessary to adequately service the Territory. Models and versions of Products are to be defined by Rhino.

3.

Rhino shall provide Products to USH on consignment; i.e. All Products shall remain the property of Rhino sold by USH and payment for a Product shall be made to Rhino only when USH has sold such Product.

4.

USH agrees to sell the Products as per the Rhino approved Products price list. USH agrees to execute a marketing program throughout the Territory for the Products as per the Rhino approved marketing program and marketing budget to be agreed upon in writing as per a marketing agreement to be finalized between the Parties within 90 days of the date of the Consignment Agreement.

5.

USH shall furnish Rhino with bi-monthly statements on the 1st and 15th of each month indicating a detailed list of all sales transactions during the preceding weeks, and the status of current inventory on the last day of the preceding month (with sufficient detail to show sales by item, including the date of sale, the sales price and customer name) along with a detailed accounting of all receivables for all sales.

6.

With the bi-monthly statement detailed above, USH shall remit payment to Rhino for Products which have been paid for by customers during the previous weeks. The payment to Rhino shall be the amount referenced on the invoices to USH from Rhino for the particular Products sold.

7.

Failure to pay a single installment renders all debts immediately payable, even if their due date has not yet occurred. Interest on arrears applies as of right at the highest rate permitted by law per month of delay, up until complete payment of all amounts due.

8.	Rhino reserves the right to modify its prices at any time upon thirty (30) days written notice to USH. In turn, USH has the right to modify the sales price to the dealer.

9.

The Consignment Agreement shall expire and terminate eighteen (18) months from the effective date of the Consignment Agreement. Ninety (90) days prior to the expiration of the term of the Consignment Agreement, USH and Rhino have agreed to make good faith efforts to discuss extension of the term of the Consignment Agreement.

10.

Rhino may terminate the Consignment Agreement by written notice to USH if USH breaches any of the terms of the Consignment Agreement and has not remedied such breach within thirty (30) days of receiving notice of such breach by Rhino.

11.	Rhino may immediately terminate the Consignment Agreement upon the occurrence of any of the following circumstances:

a.

Any change, transfer or attempted transfer by USH or USH affiliates, voluntarily or by operation of law, of the whole or any part of the Consignment Agreement, other than to an affiliate of USH as part of a corporate reorganization or restructuring, or any change in control outside the ordinary course of business without prior written consent of Rhino;

b.	Knowingly submitting to Rhino any intentional fraudulent statement, application, report, request for issuance of reimbursement, compensation, refund or credit;
c.	Knowing use by USH of any deceptive or fraudulent practice, whether willful, or intentional, in the sale of any Product;
d.

Any indictment for any crime or violation of any law by USH which will have an adverse effect on the reputation of USH, USH's operations or Rhino; or any conviction in any court of original jurisdiction of USH for any crime or violation of any law which will adversely and materially affect the conduct of USH operations or will be materially harmful to the goodwill or reputation of Rhino, Products or the Rhino Trademarks;

e.	USH's entering into any agreement, combination, understanding, conspiracy or contract, oral or written, with any other party with the known purpose of fixing prices of Products;
f.	USH's abandonment of all of its business operations or failure to maintain a going business;
g.

Insolvency by any definition of USH; or the commission of any act of bankruptcy; or the existence of facts or circumstances which would require the voluntary commencement by USH or the involuntary commencement against USH of any proceedings under any bankruptcy act or law or under any state insolvency law; or the filing of a petition by or against USH under any bankruptcy or insolvency law; or the appointment of a receiver or other officer having similar powers for USH or USH operations; or any levy under attachment, garnishment or execution or similar process which is not, within ten (10) days, vacated or removed by payment or bonding.

New Business Strategy

Until recently, the Company has been solely focused on the business of being a recreational powersports Original Equipment Manufacturer ("OEM"). The Company has redefined its business model to be one of a diversified holdings Company. The Company will seek investments in acquisitions, joint ventures and strategic partnerships that will development new holdings and business lines that take advantage of management's ability to sell, market, and distribute products. The Company has realigned our mission statement to include providing companies and emerging brands with the knowledge and expertise needed to launch their products in the United States marketplace.

The Company's new business strategy consists of the following divisions:

1.

Distribution. Through USH, the Company's strategy is to provide sales, marketing and distribution services to primarily international and domestic companies seeking sales of their products in the U.S. Specifically, USH is expected to provide its customers with third party logistics, sales/marketing, product strategy and product development.

2.

Powersports. Through PBA, the Company intends to acquire brands in the powersports industry with the intended goal of being a business that sells powersports products, including, but not limited to, powersports parts and powersports accessories such as helmets, gloves and gear, etc.

3.

Apparel Sourcing. Through USH, the Company has a 40% minority equity stake in a joint venture, Lahva. The joint venture was formed with a Malaysian company, M&M, to provide apparel sourcing and supply chain management services to U.S. apparel companies and retailers for international sourcing and production of apparel items. Specifically, Lahva's goal is to provide clients with end-to-end sourcing services, managing the entire apparel supply chain from design concept to consumer point of purchase.

4.

Recreational Powersports OEM. The Company's original business is a recreational powersports Original Equipment Manufacturer ("OEM"), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. The Company intends to continue this line of business, currently in the research and development stage. The Company's goal is to adopt a Powersports OEM business plan, with a focus on marketing its intellectual property.

Results of Operations

The three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

The Company had no revenues during the three months ended September 30, 2015 and 2014.

Operating Expenses

Operating expenses increased approximately 35% for the three months ended September 30, 2015 which were $171,296, that was comprised primarily of $84,460 for general and administrative expenses and $85,683 for professional fees as compared to operating expenses of $127,115 for the three months ended September 30, 2014, which was comprised primarily of $101,946 for general and administrative expenses and $22,763 for professional fees. General and administrative expenses decreased during the three months ended September 30, 2015 over the three months ended September 30, 2014 as result of the termination of two former employees during the period ended September 30, 2014. Professional fees increased during the three months ended September 30, 2015 over the three months ended September 30, 2014 as result of additional legal fees related to the incorporation of two wholly-owned subsidiaries, USH and PPBA, and with the incorporation of Lahva pursuant to the joint venture agreement

USH and M&M.

Net Income (Loss)

Net income for the three months ended September 30, 2015 increased to $57,172,360, compared to net loss of $1,497,846 for the three months ended September 30, 2014. The expenses in 2014 include $321,844 in interest expense as compared to $412,818 in 2015. The increase of $90,974 related to interest recorded for convertible debentures outstanding during the three months ended September 30, 2015 that were not outstanding during the comparative period. The Company recorded an unrealized gain as a result of a decrease in the fair value of derivatives of $56,260,943 during the three months ended September 30, 2015 as compared to an unrealized loss as a result of an increase in the fair value of derivatives of $1,991,170 during the three months ended September 30, 2014. The Company recorded a gain on settlement of debt for $1,495,529 during the three months ended September 30, 2015 as compared to a gain on settlement of debt for $814,668 during the three months ended September 30, 2014.

The nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues

The Company had no revenues during the nine months ended September 30, 2015 and 2014.

Operating Expenses

Operating expenses decreased approximately 63% for the nine months ended September 30, 2015 which were $417,293, that was comprised primarily of $272,236 for general and administrative expenses and $140,603 for professional fees as compared to operating expenses of $1,125,962 for the nine months ended September 30, 2014, which was comprised primarily of $636,900 for general and administrative expenses and $355,882 for professional fees. General and administrative expenses decreased during the nine months ended September 30, 2015 over the nine months ended September 30, 2014 as result of the accrual of severance fees as a result of the termination of two former employees during the period ended September 30, 2014. Professional fees decreased during the nine months ended September 30, 2015 over the nine months ended September 30, 2014 as result of the Company dismissing consultants during the current period.

Net Income (Loss)

Net income for the nine months ended September 30, 2015 increased to $12,863,547 compared to net loss of $12,000,503 for the nine months ended September 30, 2014. The expenses in 2014 include $889,605 in interest expense as compared to $669,099 in 2015. The decrease of $220,506 related to interest recorded for convertible debentures outstanding during the nine months ended September 30, 2014 that were not outstanding during the comparative period. The Company recorded an unrealized gain as a result of a decrease in the fair value of derivatives of $12,454,383 during the nine months ended September 30, 2015 as compared to an unrealized loss as a result of an increase in the fair value of derivatives of $10,880,605 during the nine months ended September 30, 2014. The Company recorded a gain on settlement of debt for $1,495,529 during the nine months ended September 30, 2015 as compared to a gain on settlement of debt for $814,668 during the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $16,430 and a working capital deficiency of $20,527,173. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the nine months ended September 30, 2015, the Company received $194,000 and $140,200 of proceeds for the issuance notes payable to third parties and related parties, respectively. Subsequent to September 30, 2015, we received an additional $30,000 of proceeds for the issuance notes payable to a related party.

On September 30, 2015, we entered into Debt Conversion Agreements (the "Conversion Agreements"), with seven lenders, including Craigstone, Ltd. ("Craigstone"), a principal stockholder of the Company (collectively, the "Lenders"). Pursuant to the Conversion Agreements, the Company and the Lenders converted the entire principal and interest on loans made by the Lenders to the Company in the aggregate amount of $1,690,760 (the "Debt"), including $1,242,211 by Craigstone, into 3,381,520 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") for $0.50 per share, including 2,484,422 shares for Craigstone (the "Debt Conversions"). As a result of the Debt Conversions, the Debt was deemed to be repaid in full.

We estimated that we will require $2,188,000 over the twelve month period ending September 30, 2016. The Company has $773,700 of convertible notes outstanding for which principal and interest was due on July 31, 2014. The convertible notes were extended and are now due on December 31, 2015. These notes are further described in Note 6 of the financial statements. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

As of September 30, 2015 we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at September 30, 2015, there was an accumulated deficit of $90,248,479. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ''Exchange Act''). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

 Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Steven ("Posie") Pfaff, the former Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against the Company and third party claims against directors of the Company and one of the Company's attorneys.

Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff. US Highland, Inc., Mr. Fitzpatrick and Mr. Pfaff are appealing these awards in Tulsa County District Court in the State of Oklahoma.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

As a "small reporting company," we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2015, the Company issued 3,381,520 shares of Series A Preferred Stock to seven lenders in connection with the conversion of indebtedness owed them by the Company. The Company relied upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), available under Section 3(a)(9) promulgated thereunder in light of the facts that Company was the same issuer of the indebtedness and Series A Preferred Stock, the lenders did not part with anything of value besides the outstanding securities, the exchange was exclusively to the lenders, and the Company did not pay any commission or remuneration for the solicitation of the exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under the terms of a secured convertible promissory note dated January 25, 2010, that was due and payable on December 21, 2010, which remains unpaid and because of unpaid judgments the Company is negotiating a waiver of these provisions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Event

As previously disclosed by the Company in a Form 8-K filed by the Company with the Commission on November 23, 2015, on November 20, 2015, the Company entered into a Share Exchange Agreement (the "Exchange Agreement"), with Craigstone, Ltd ("Craigstone"). Pursuant to the Exchange Agreement, Craigstone exchanged 20,000,000 shares of Common Stock of the Company for an aggregate of 5,000 shares of the Company's Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), on a 1-for-4,000 basis (i.e., one share of Series B Preferred Stock for every 4,000 shares of Common Stock) (the "Exchange"). The Company retired the shares of Common Stock exchanged by Craigstone and they are deemed treasury shares. Prior to the Exchange, Craigstone held 22,666,667 shares of the Company's 78,162,669 then issued and outstanding shares of Common Stock, representing approximately 29.0% of the outstanding Common Stock. As a result of the Exchange and the retirement of the 20,000,000 shares Common Stock, Craigstone's reduced ownership of 2,666,667 shares of the Company's Common Stock represents approximately 4.6% of the 58,162,669 shares of Common Stock now deemed to be issued and outstanding. When issuing the aforementioned 5,000 shares of Series B Preferred Stock to Craigstone pursuant to the Exchange Agreement, the Company relied upon the exemption from the registration requirements of the Securities Act available under Section 3(a)(9) promulgated thereunder due to the fact that Company was the same issuer of the Common Stock and Series B Preferred Stock, Craigstone did not part with anything of value besides the outstanding Common Stock, the Exchange was exclusively to Craigstone, and the Company did not pay any commission or remuneration for the solicitation of the Exchange.

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculations

101.DEF*	XBRL Taxonomy Extension Definitions

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

U.S. HIGHLAND, INC.

Dated: December 8, 2015	By	/s/ Josh W. Whitaker
Josh W. Whitaker
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated: December 8, 2015	By	/s/ Deborah Engles
Deborah Engles
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

