Form 10-K
period 2015-12-31
US Highland, Inc.
filed 2016-04-15
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission file number: 000-54624

US HIGHLAND, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5930 Royal Lane, Suite E211 Dallas TX	75230
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone number, including area code: (918) 558-1358

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $27,204,684 on June 30, 2015, the last business day of the Registrant's mostly recently completed second fiscal quarter.

As of April 14, 2016, there were 58,162,669 shares of the registrant's common stock, par value $0.01 per share outstanding.

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

PART I

ITEM 1. BUSINESS

Corporate History

US Highland, Inc. ("US Highland" or the "Company") was originally formed as a limited liability company on February 5, 1999 under the name "The Powerhouse, L.L.C." in the state of Oklahoma. On February 26, 1999, an amendment was filed that changed the name of the entity to Powerhouse Productions, L.L.C.

On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion, changing the entity from a limited liability company to a C-corporation under the name "US Highland, Inc." On November 29, 2006, the Company amended its certificate of incorporation thereby increasing the authorized shares of common stock to 100,000,000 with a par value of $0.01 per share.

On January 25, 2010, Articles of Merger were filed with the state of Oklahoma, merging U.S. Highland, Inc. into Harcom Productions, Inc. Pursuant to the Articles of Merger, the name of the corporation was changed from Harcom Productions, Inc. to US Highland, Inc. (the "Merger"). Pursuant to an Asset Purchase Agreement, dated December 21, 2009, with Shane Harwell, the Company sold all rights, title and interest to the purchased assets to Mr. Harwell for the consideration of 950,000 shares of Common Stock.

Description of New Business Strategy

After the Merger, the Company solely focused on the business of being a recreational powersports Original Equipment Manufacturer ("OEM"). In September 2015, the Company redefined its business model to be one of a diversified holdings Company. The Company will seek investments in acquisitions, joint ventures and strategic partnerships that will development new holdings and business lines that take advantage of management's ability to sell, market, and distribute products. The Company has realigned its mission statement to include providing companies and emerging brands with the knowledge and expertise needed to launch their products in the United States marketplace.

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

4.

Recreational Powersports OEM. The Company's original business is a recreational powersports Original Equipment Manufacturer ("OEM"), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. The Company still owns and maintains its intellectual property rights to engine platforms and plans to continue its development of these platforms in the power sports industry. The Company's goal is to adopt a Powersports OEM business plan, with a focus on marketing its intellectual property.

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

Market Analysis

Apparel Industry

According to the most recent data issued by the US Department of Commerce - Office of Textiles and Apparel http://otexa.trade.gov/ ("OTEXA") on December 31, 2015, US imports of apparel continued to climb in 2015, reaching almost $84.9 billion (year-end Nov. 2015) for an increase of 3.97% over the previous year.

As the OTEXA data reflects, the growth of apparel imports into the US is being driven by the lower cost and quality improvements of offshore manufacturing, a relatively strong US dollar, and recent weakness in the Chinese yuan. According to OTEXA, shipments from China, the largest supplier of apparel to the US, were up 1.98% in the last year to $30.44 billion (35.86% of total US apparel imports). Other major manufacturers and exporters of apparel to the US are Vietnam (12.34%), Bangladesh (6.3%), Indonesia (5.78%), India (4.3%), and Mexico (4.24%).

US Highland believes it is well-positioned to take advantage of this growth trend in apparel and other imports that it expects to create numerous new business opportunities for the Company and its joint venture, Lahva, Inc., as it believes in an ongoing trend of many US companies choosing to partner with sourcing specialists to cost effectively manage their production in low-cost foreign manufacturing centers. Sourcing specialists breakdown cultural and geographic barriers between US apparel firms and international factories, providing a competitive advantage to U.S. apparel firms by reducing production cost and facilitating production of simple to complex designs.

Lahva, Inc., 40% owned by US Highland, is a sourcing joint-venture with M&M Sourcing Sdn Bhd, an established Malaysian apparel sourcing consortium. Lahva provides customers with end-to-end sourcing of the apparel supply chain. This strategy includes overseeing the entire process, including design, raw material acquisition, garment construction, packaging, shipping, distribution/warehousing, delivery to retail, and consumer purchase. Lahva also utilizes its resources to incubate and support emerging apparel brands.

Powersports Industry

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

Intellectual Property

US Highland owns the intellectual property corresponding to the 350cc, 450cc, 507cc, 750cc, 950cc engines and was granted limited intellectual property rights to an 1150cc engine by Folan AB. The 1150cc is limited to the right to modify, manufacture and sell the 1150cc engine into the flat bottom boat market exclusively in the United States. US Highland has also developed a unique throttle body which allows "linear proportional air flow" control to the engine. Conventional throttle bodies do not have linear response, requiring operators to manually adjust to uneven response from the throttle. US Highland owns US Registered Trademark "HIGHLAND", which is the subject of U. S. Trademark Registration No. 2,362,734 which was issued on June 27, 2000. US Highland has also applied on December 20, 2011 for two additional US Registered Trademarks, "POWERED BY US HIGHLAND" on December 19, 2011 and "AMERICAN MADE PERFORMANCE". Currently, US Highland is no longer seeking trademark registration for "POWERED BY US HIGHLAND" and "AMERICAN MADE PERFORMANCE".

Number Of Total Employees And Number Of Full-Time Employees.

At December 31, 2015, we had a total of two full-time employees. Our President, Kevin Malone works part-time on the affairs of the Company. Our Interim Chief Financial Officer, Deborah E. Engles works on as needed basis for the Company

Description of Properties

The Company's business mailing address is 5930 Royal Lane, Suite E211, Dallas, TX 75230. The Company also maintains a corporate website at www.ushighland.com, the contents of which are not incorporated by reference herein.

_____________________

[1] Motorcycle Industry Council (www.mic.org) and ATV Safety Institute (atvsafety.org)

[2] Motorcycle Industry Council (www.mic.org)

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

The Company currently has no ownership or leases of property. The Company's business mailing address is 5930 Royal Lane, Suite E211, Dallas, TX 75230. The Company's primary phone number is 918-558-1358.

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

As previously reportated on Form 8-K filed on March 1, 2016, on February 22, 2016, the Company, John Fitzpatrick III, Steven Pfaff, and certain of the Company's officers and directors entered into that certain Release of Claims and Settlement Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties, without admitting any liability or wrongdoing, fully and completely released and discharged each other from all claims, actions, demands, costs, losses, damages, expenses and causes of actions of every kind relating to Mr. Fitzpatrick's and Mr. Pfaff's previous employment with the Company, including claims separately filed by Mr. Fitzpatrick and Mr. Pfaff with the Oklahoma Department of Labor and subsequently appealed by them and the Company in the District Court in and for Tulsa County, State of Oklahoma, and the civil action between the Company and each of Mr. Fitzpatrick and Mr. Pfaff now pending in the Tulsa County District Court of Oklahoma. Pursuant to the Settlement Agreement, the Company has agreed to pay Mr. Fitzpatrick and Mr. Pfaff an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgment against them which shall not be filed by Mr. Fitzpatrick and Mr. Pfaff unless the Company fails to make the scheduled payments under the Settlement Agreement.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

Quarter Ended	High Bid ($)	Low Bid ($)

2014
1Q 2014 - March 31, 2014	0.27	0.26
2Q 2014 - June 30, 2014	0.59	0.22
3Q 2014 - September 30, 2014	0.51	0.23
4Q 2014 - December 31, 2014	0.51	0.13

2015
1Q 2015 - March 31, 2015	0.60	0.60
2Q 2015 - June 30, 2015	1.00	1.00
3Q 2015 - September 30, 2015	0.38	0.38
4Q 2015 - December 31, 2015	0.38	0.30

Registered Holders of Our Common Stock

As at April 14, 2016, there were approximately 132 record holders of our common stock.

Dividends

Holders of the Company's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Securities Authorized for issuance under equity compensation plans.

No securities are authorized for issuance by the Registrant under equity compensation plans.

Recent Sales of Unregistered Securities

The Company issued the following securities in the three years preceding December 31, 2015:

On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of Series A Preferred Stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. When issuing the aforementioned shares of Series A Preferred Stock to the noteholders, the Company relied upon the exemption from the registration requirements of the Securities Act available under Section 3(a)(9) promulgated thereunder due to the fact that Company was the same issuer of the securities, the lenders did not part with anything of value besides the notes, the exchange was exclusively with the noteholders, and the Company did not pay any commission or remuneration for the solicitation of the exchange.

1.

On September 18, 2014, February 18, 2015, March 9, 2015, March 31, 2015, May 8, 2015, May 29, 2015 and July 3, 2015, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $20,000, $50,000, $50,000, $65,000, $4,000, and $5,000, respectively. The loans bore interest at 8% per annum compounded annually and were due 1 year after the date of issuance. On September 30, 2015, the Company issued 384,002 shares of Series A Preferred Stock for settlement of $185,000 of notes payable and $7,001 of accrued interest.

2.

On August 26, 2014, December 4, 2014, December 18, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015 and September 15, 2015, the Company issued unsecured notes payable of $15,000, $20,000, $200,000, $20,000, $20,000, $25,000, $40,000, and $25,000, respectively to a significant shareholder. The notes bore interest at an annual rate of 8% per annum, were uncollateralized, and due 1 year after the date of issuance. On September 30, 2015, the Company issued 457,734 shares of Series A Preferred Stock for settlement of $215,000 of notes payable and accrued interest of $13,867.

3.

The Company issued the following unsecured notes payable to a significant shareholder. The notes bore interest at an annual rate of 8% per annum, were uncollateralized, and were due 2 years after the date of issuance. On September 30, 2015, the Company issued 1,353,678 shares of Series A Preferred Stock for the settlement of all of the following $607,000 of notes payable and $69,839 of accrued interest:

Issue Date:	Principal Amount ($):
January 17, 2014	50,000
January 29, 2014	50,000
February 19, 2014	25,000
March 3, 2014	50,000
March 19, 2014	150,000
April 25, 2014	25,000
May 19, 2014	25,000
June 2, 2014	18,000
June 12, 2014	32,000
July 1, 2014	25,000
July 16, 2014	75,000
October 7, 2014	30,000
October 31, 2014	20,000
November 4, 2014	32,000
Total:	607,000

12

4.

Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $75,000. Pursuant to the terms of the agreement, the loan was unsecured and due on July 31, 2014. The note was convertible into shares of the Company's common stock at any time at a price of $0.035. The note bore interest at 8% per annum compounded monthly, and was due on demand. On September 30, 2015, the Company issued 190,054 shares of Series A Preferred Stock at a fair value of $722,205 upon the settlement of the principal amount of $75,000 and accrued interest of $20,027.

5.

Effective July 25, 2013, the Company issued a convertible note of $45,000. Pursuant to the terms of the agreement, the loan was unsecured and due on July 31, 2014. The note was convertible into shares of the Company's common stock at any time at a price of $0.035. The note bore interest at 8% per annum compounded monthly, and was due on demand. On September 30, 2015, the Company issued 113,176 shares of Series A Preferred Stock at a fair value of $430,069 upon the settlement of the principal amount of $45,000 and accrued interest of $11,588.

6.

On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company's common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note bore interest at 8% per annum compounded monthly, and principal and interest were originally due on July 31, 2014. In addition, so long as any amounts were due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company. The note is secured against substantially all of the assets of the Company. The note was prepayable by the Company without penalty with 30 days' prior notice. The note was convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note. On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. On December 31, 2015, the Company and the note holder agreed to extend the maturity date to December 31, 2016. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued.

7.

On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 10,197,916 underlying shares of the Company's common stock. The warrants are exercisable into 8,158,333 common shares of the Company at $0.05 per share and 2,039,583 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $273,700 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bore interest at 8% per annum compounded monthly, and principal and interest were due on July 31, 2014.The note was prepayable by the Company without penalty with 30 days prior notice. The note was convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note. The note was not repaid on July 31, 2014. On August 4, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. On September 30, 2015, the Company issued 673,010 shares of Series A Preferred Stock at a fair value of $2,557,438 upon the settlement of the principal amount of $273,700 and accrued interest of $62,805.

13

8.

Effective November 12, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 694,445 underlying shares of the Company's common stock. The warrants are exercisable into 555,556 common shares of the Company at $0.05 per share and 138,889 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $20,000 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bore interest at 8% per annum compounded monthly, and principal and interest were due on July 31, 2014. The note was prepayable by the Company without penalty with 30 days prior notice. The note was convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note. On September 30, 2015, the Company issued 46,478 shares of Series A Preferred Stock at a fair value of $176,616 upon the settlement of the principal amount of $20,000 and accrued interest of $3,239.

9.

Effective October 7, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 868,055 underlying shares of the Company's common stock. The warrants are exercisable into 694,444 common shares of the Company at $0.05 per share and 173,611 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $25,000 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bore interest at 8% per annum compounded monthly, and principal and interest were due on July 31, 2014. The note was prepayable by the Company without penalty with 30 days prior notice. The note was convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note. On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. On September 30, 2015, the Company issued 61,306 shares of Series A Preferred Stock at a fair value of $232,963 upon the settlement of the principal amount of $25,000 and accrued interest of $5,653.

10.

On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 739,584 underlying shares of the Company's common stock. The warrants are exercisable into 591,667 common shares of the Company at $0.05 per share and 147,917 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $41,300 under the note. At November 30, 2013, the Company had determined that no additional funding would be received pursuant to the convertible note. The note bore interest at 8% per annum compounded monthly, and principal and interest were due on July 31, 2014. The note was prepayable by the Company without penalty with 30 days prior notice. The note was convertible into shares of the Company's common stock at any time at a conversion price equal to $0.02 per share and is subject to adjustment upon the issuance of certain dilutive instruments and other events. The conversion price was subsequently reduced to $0.01 per share upon the failure to file various reports with the SEC within 120 days of the issuance of the note. On August 4, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014. On September 30, 2015, the Company issued 102,082 shares of Series A Preferred Stock at a fair value of $387,912 upon the settlement of the principal amount of $41,300 and accrued interest of $9,741.

On November 20, 2015, the Company entered into a Share Exchange Agreement (the "Exchange Agreement"), with Craigstone. Pursuant to the Exchange Agreement, Craigstone exchanged 20,000,000 shares of common stock of the Company for an aggregate of 5,000 shares of the Company's Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), on a 1-for-4,000 basis (i.e., one share of Series B Preferred Stock for every 4,000 shares of Common Stock) (the "Exchange"). The Company retired the shares of Common Stock exchanged by Craigstone and they are deemed treasury shares. Prior to the Exchange, Craigstone held 22,666,667 shares of the Company's 78,162,669 then issued and outstanding shares of Common Stock, representing approximately 29.0% of the outstanding Common Stock. As as result of the Exchange and the retirement of the 20,000,000 shares Common Stock, Craigstone's reduced ownership of 2,666,667 shares of the Company's Common Stock represents approximately 4.6% of the 58,162,669 shares of Common Stock now deemed to be issued and outstanding. When issuing the aforementioned 5,000 shares of Series B Preferred Stock to Craigstone pursuant to the Exchange Agreement, the Company relied upon the exemption from the registration requirements of the Securities Act available under Section 3(a)(9) promulgated thereunder due to the fact that Company was the same issuer of the Common Stock and Series B Preferred Stock, Craigstone did not part with anything of value besides the outstanding Common Stock, the Exchange was exclusively to Craigstone, and the Company did not pay any commission or remuneration for the solicitation of the Exchange.

Unless otherwise noted, when issuing the aforementioned securities, the Company relied on the exemption from the registration requirements of the Securities Act available under Section 4(a)(2) due to the fact that they were isolated issuances, did not involve a public offering of securities and there was no advertising or solicitation involved.

Capitalization

Under our Articles of Incorporation, as amended, we are authorized to issue up to 500,000,000 shares of common stock, par value $0.01 per share, and up to 3,550,000 shares of "blank check" preferred stock, par value $0.01 per share. As of December 31, 2015, there were 58,162,669 shares of common stock issued and outstanding. As of December 31, 2015, 3,500,000 shares of "blank check" preferred stock were designated as Series A Preferred Stock and 10,000 shares were designated as Series B Preferred Stock, of which 3,381,520 and 5,000 were issued and outstanding, respectively.

Series A Preferred Stock

On September 30, 2015, the Board of Directors of the Company unanimously designated 3,500,000 shares of the Company's 3,550,000 authorized "blank check" Preferred Stock as "Series A Convertible Preferred Stock" having the following preferences, limitations, restrictions and relative rights:

Stated Value:	$0.50 per share

Conversion:

Each holder of Series A Preferred Stock ("Holder") shall have the right, at such Holder's option, at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into ten fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company (the "Common Stock"). In connection with any conversion hereunder, each Holder of Series A Convertible Preferred Stock may not convert any part of the Series A Convertible Preferred Stock if such conversion would cause such Holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

Rank:

Generally, the Series A Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series A Convertible Preferred Stock).

Dividends:	The Holders of shares of Series A Preferred Stock shall not be entitled to receive any dividends.

Splits:

The number of shares of Common Stock issuable upon the conversion the Series A Preferred Stock shall not be adjusted to reflect any forward or reverse stock splits by the Company of its outstanding shares of Common Stock.

Voting Rights:	Generally, vote with the Common Stock as a single class and each share of Series A Preferred Stock shall have the voting equivalency of ten shares of Common Stock.

Registration Rights:

Piggyback registration rights for a self or underwritten offering pursuant to a registration statement (other than a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 of the Securities Act is applicable, or a Registration Statement on Form S-4, S-8 or any successor form thereto or another form not available for registering the Registrable Securities for sale to the public), whether the Company's own account or for the account of one or more stockholders of the Company, subject to pro rata reductions and customary market cutbacks.

Series B Preferred Stock

On November 20, 2015, the Board of Directors of the Company unanimously designated Ten Thousand (10,000) shares of the Company's authorized "blank check" preferred stock, par value $0.01 ("Preferred Stock") as "Series B Convertible Preferred Stock" having the following preferences, limitations, restrictions and relative rights:

Conversion:

Each holder of Series B Preferred Stock ("Holder") shall have the right, at such Holder's option, at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company (the "Common Stock"). In connection with any conversion hereunder, each Holder of Series B Convertible Preferred Stock may not convert any part of the Series B Convertible Preferred Stock if such conversion would cause such Holder or any of its assignees to beneficially own more than 4.99% of the Common Stock of the Company.

Rank:

Generally, the Series B Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series B Convertible Preferred Stock).

Liquidation Preference:

Except as otherwise provided by the Oklahoma General Corporation Act or elsewhere in the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series B Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the par value.

Dividends:	The Holders of shares of Series B Preferred Stock shall not be entitled to receive any dividends.

Splits:

The number of shares of Common Stock issuable upon the conversion the Series B Preferred Stock shall not be adjusted to reflect any forward or reverse stock splits by the Company of its outstanding shares of Common Stock.

Voting Rights:

Generally, the Series B Preferred Stock vote with the Common Stock as a single class and each share of Series B Preferred Stock shall have the voting equivalency of four thousand (4,000) shares of Common Stock.

Protection Provisions:

So long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by the Act) of the Holders of at least a majority of the then outstanding shares of Series B Preferred Stock:

(a) alter or change the rights, preferences or privileges of the Series B Preferred Stock;

(b) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series B Preferred Stock;

(c) create any new class or series of capital stock having a preference over the Series B Convertible Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company ("Senior Securities");

(d) create any new class or series of capital stock ranking pari passu with the Series B Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company;

(e) increase the authorized number of shares of Series B Preferred Stock;

(f) issue any additional shares of Senior Securities; or

(g) redeem, or declare or pay any cash dividend or distribution on, any junior securities.

If Holders of at least a majority of the then outstanding shares of Series B Convertible Preferred Stock agree to allow the Company to alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock pursuant to subsection (a) above, then the Company shall deliver notice of such approved change to the Holders of the Series B Preferred Stock that did not agree to such alteration or change.

Registration Rights:

Piggyback registration rights for a self or underwritten offering pursuant to a registration statement (other than a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 of the Securities Act is applicable, or a Registration Statement on Form S-4, S-8 or any successor form thereto or another form not available for registering the Registrable Securities for sale to the public), whether the Company's own account or for the account of one or more stockholders of the Company, subject to pro rata reductions and customary market cutbacks.

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

Results of Operations The fiscal year ended December 31, 2015 compared to the fiscal year ended December 31, 2014 Revenues

During the year ended December 31, 2015, the Company had no revenues, as compared to $10,930 for the fiscal year ended December 31, 2014.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $513,767, which was comprised primarily of $297,352 for general and administrative expenses and $210,835 for professional expenses as compared to operating expenses of $1,137,482 for the year ended December 31, 2014, which was comprised primarily of $756,902 for general and administrative expenses, and $371,170 for professional expenses and consulting expenses. The decrease in general and administrative expenses of $459,550 resulted primarily from an decrease in the number of employees during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This general reduction of office expenses is a result of budget constraints. The decrease in professional fees of $160,335 resulted primarily from the Company reducing the number of professionals utilized during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Net Income/Loss

Net income for the year ended December 31, 2015 was $15,066,472, compared to net loss of $17,908,057 for the year ended December 31, 2014. The income in fiscal 2015 includes $14,603,888 gain on change in fair value of derivatives and gain on settlement of debt of $1,988,114, offset by $1,011,790 in interest expense. The loss in fiscal 2014 includes $1,666,381 in interest expense and $16,442,992 loss on change in fair value of derivatives, offset by a gain on settlement of debt of $1,451,919.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $13,563 and a working capital deficit of $18,317,140. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. We estimated that we will require $2,188,000 over the next twelve-month period. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

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

During the year ended December 31, 2015, we used $401,189 in cash in operating activities. During the year ended December 31, 2014, we used $764,929 in cash in operating activities. We received proceeds of $396,200 from the issuance of notes payable and convertible debt for the year ended December 31, 2015 compared to $917,300 for the year ended December 31, 2014. We made cash repayments of $21,700 for notes payable for the year ended December 31, 2015 compared to $37,300 for the year ended December 31, 2014. We paid out $150,000 to Highlon, a company in the distribution management business for the deposit for a potential acquisition during the year ended December 31, 2014. We received proceeds of $217 from the exercise of warrants during year ended December 31, 2015.

As of December 31, 2015, we did not have any established lines of credit with any banks or any other arrangements, agreements, or commitments for financing our operations.

Going Concern

The Company has no revenues and has recurring losses from operations as of December 31, 2015. In addition, at December 31, 2015, there was an accumulated deficit of $88,045,554. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

 The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Fiscal Year Ended December 31,
	2015	2014
Cash, beginning of period	$14,035	$43,044
Net cash provided by (used in) operating activities	$(375,189)	$(764,929)
Net cash provided by investing activities	$0	$(144,080)
Net cash provided by financing activities	$374,717	$880,000
Cash, end of period	$13,563	$14,035

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2015, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the fiscal year ended December 31, 2015.

Recent Pronouncements

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

US Highland, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of US Highland, Inc.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of US Highland, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. US Highland, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Highland, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that US Highland, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, US Highland, Inc. has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 14, 2016

US Highland, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$13,563	$14,035
Prepaid expenses	93,029	95,748
Deposit on Highlon acquisition	150,000	150,000

Total Current Assets	256,592	259,783
Deposits	4,664	11,478
Property and equipment, net	4,708	10,288

Total Assets	$265,964	$281,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$626,883	$499,586
Accrued liabilities ($267,598 and $255,830 related parties, respectively)	615,324	656,482
Advances from Highlon	26,000	–
Convertible debentures, net of discounts of $500,000 and $773,700, respectively	52,333	259,633
Derivative liabilities	16,886,192	46,065,517
Loans payable ($242,000 and $268,000 related parties, respectively)	367,000	391,500

Total Current Liabilities	18,573,732	47,872,718

Long-term loans payable ($nil and $607,000 related parties, respectively)	–	607,000

Total Liabilities	18,573,732	48,479,718

Commitments

Stockholders' Deficit
Undesignated Preferred stock, 40,000 shares authorized, par value $0.01; no shares issued and outstanding	–	–
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding (2014 – no shares)	33,815	–
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding (2014 – no shares)	50	–
Common stock, 500,000,000 shares authorized, $0.01 par value; 58,162,669 shares and 77,727,669 shares issued and outstanding at December 31, 2015 and 2014, respectively	581,627	777,277
Common stock reserved for future issuance; 316,500 and 244,000 shares at December 31, 2015 and 2014, respectively	197,865	152,236
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid-in capital	69,697,929	54,757,844
Accumulated deficit	(88,045,554)	(103,112,026)

Total Stockholders' Deficit	(18,307,768)	(48,198,169)
Total Liabilities and Stockholders' Deficit	$265,964	$281,549

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014

Revenue	$–	$10,930

Write-down of inventory	–	125,616

Gross Margin (Deficit)	–	(114,686)

Operating Expenses
Depreciation	5,580	9,410
General and administrative	297,352	756,902
Professional fees	210,835	371,170

Total Operating Expenses	513,767	1,137,482

Operating Loss	(513,767)	(1,252,168)

Other Income (Expense)

Interest expense	(1,011,790)	(1,666,381)
Change in fair value of derivatives liabilities	14,603,888	(16,442,992)
Gain on settlement of debt	1,988,114	1,451,919
Other income	27	1,565

Total Other Income (Expense)	15,580,239	(16,655,889)

Net Income (Loss)	$15,066,472	$(17,908,057)
Net Earnings (Loss) Per Common Share:
-Basic	$0.20	$(0.23)
-Diluted	$0.08	$(0.23)
Basic weighted average common shares outstanding	75,581,000	77,728,000
Diluted weighted average common shares outstanding	180,382,000	77,728,000

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended December 31, 2015 and 2014

	Undesignated Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Reserved For Future	Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuance	Capital	Stock	Deficit	Total

Balance, December 31, 2013	–	$–	–	$–	–	$–	77,727,669	$777,277	$129,881	$54,757,844	$(773,500)	$(85,203,969)	$(30,312,467)

Shares issuable for accrued interest	–	–	–	–	–	–	–	–	22,355	–	–	–	22,355

Net loss	–	–	–	–	–	–	–	–		–	–	(17,908,057)	(17,908,057)

Balance, December 31, 2014	–	–	–	–	–	–	77,727,669	777,277	152,236	54,757,844	(773,500)	(103,112,026)	(48,198,169)

Shares issued for exercise of warrants	–	–	–	–	–	–	435,000	4,350	–	(4,133)	–	–	217

Cancellation of shares pursuant to a Share Exchange Agreement	–	–	–	–	5,000	50	(20,000,000)	(200,000)	–	199,950	–	–	–

Series A Preferred shares issued for settlement of debt	–	–	3,381,520	33,815	–	–	–	–	–	12,815,961	–	–	12,849,776

Gain on settlement of related party debts	–	–	–	–	–	–	–	–	–	1,928,307	–	–	1,928,307

Shares issuable for accrued interest	–	–	–	–	–	–	–	–	45,629	–	–	–	45,629

Net income	–	–	–	–	–	–	–	–	–	–	–	15,066,472	15,066,472

Balance, December 31, 2015	–	$–	3,381,520	$33,815	5,000	$50	58,162,669	$581,627	$197,865	$69,697,929	$(773,500)	$(88,045,554)	$(18,307,768)

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Operating Activities
Net income (loss)	$15,066,472		$(17,908,057)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	5,580		9,410
Accretion expense	773,700		1,500,923
Change in fair value of derivatives	(14,603,888)		16,442,992
Gain on sale of equipment	–		(1,063)
Gain on settlement of debt	(1,988,114)		(1,451,919)
Write down of inventory	–		125,616
Shares issuable for accrued interest	45,629		22,355
Changes in operating assets and liabilities:
Inventory	–		(25,790)
Prepaid expenses and deposits	9,533		(37,228)
Accounts payable and accrued liabilities	131,620		442,662
Accrued liabilities – related parties	158,279		115,171
Net Cash Used in Operating Activities	(401,189)		(764,929)
Investing Activities
Payment on deposit in Highlon acquisition	–		(150,000)
Proceeds from sale of property and equipment	–		5,920

Net Cash Used in Investing Activities	–		(144,080)

Financing Activities
Advances from Highlon	26,000		–
Proceeds from exercise of warrants	217		–
Proceeds from loans payable	216,000		50,000
Proceeds from loans payable – related parties	180,200		867,300
Repayment of loans	(8,500)		(18,000)
Repayment of loans – related parties	(13,200)		(19,300)

Net Cash Provided by Financing Activities	400,717		880,000
Decrease In Cash	(472)		(29,009)
Cash - Beginning of Year	14,035		43,044
Cash - End of Year	$13,563		$14,035

Supplemental Cash Flows Information:
Cash paid for income taxes	$–		$–
Cash paid for interest	$4,580		$182

Non-cash Investing and Financing Activities
Warrants issued to settle debt	$–		$53,606
Series A Preferred shares issued for settlement of debt	$12,849,776		$–
Series B Preferred shares issued for cancellation of common shares	$200,000		$–
Gain on settlement of related party debts	$1,928,307	$	_

 (The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

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

On September 25, 2015, the Company entered into a Joint Venture Agreement with M&M Sourcing Sdn. Bhd., a Malaysian entity ("M&M") and jointly formed Lahva, Inc., a Nevada corporation ("Lahva"). The Company's and M&M's equity stake in Lahva is 40% and 60%, respectively. As at December 31, 2015, there were no activities in Lahva.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of December 31, 2015, current liabilities exceed current assets by $18,317,140, and the Company has an accumulated deficit of $88,045,554. The Company's ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

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

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

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

c)        Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period financialstatement presentation. These reclassifications have no effect on previously reported net loss.

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

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

Financial instruments consist principally of cash and cash equivalents, loan receivable, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on "Level 3" inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of "Level 3" during the years ended December 31, 2015 or 2014. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

h)       Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely that not that all or a portion of a deferred tax asset will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2015, or 2014.

i)         Revenue Recognition

For revenue from product sales, the Company recognizes revenue using the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

j)         Advertising

The Company expenses advertising costs as incurred. Such costs totaled approximately $11,000 and $6 for 2015, and 2014, respectively.

k)       Research and Development

Research and development costs are expensed as incurred.

l)         Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per Common share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.At December 31, 2015, and 2014, approximately 50,986,000 and 91,852,000 shares, respectively, underlying the convertible debentures and warrants were antidilutive.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

m)      Concentration of Business and Credit risk

The Company maintains cash balances in several financial institutions which currently are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may, at times, exceed the federally insured limits. The Company provides credit in the normal course of business to customers and performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There Company had sales of $10,930 to one customer during the year ended December 31, 2014 and no sales during the year ending December 31, 2015.

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

3. Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company's common stock for 100% of the Highlon shares. In 2014, the Company transferred $150,000 to Highlon as a deposit. Highlon is a distribution management business focusing on marketing existing product in logistics area. Currently, the parties are negotiating final terms of the share exchange.

4. Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	December 31, 2015	December 31, 2014

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	19,513	19,513
Subtotal		35,443	35,443
Accumulated depreciation		(30,735)	(25,155)

Property and equipment, net		$4,708	$10,288

Depreciation expense amounted to $5,580 and $9,410 for the years ended December 31, 2015 and 2014, respectively.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

5. Related Party Transactions

a)       During the year ended December 31, 2015, the Company incurred salary and wages of $88,598 (2014 – $97,376) and $69,409 (2014 – $72,567) to the former President of the Company and the interim Chief Financial Officer ("CFO") of the Company, respectively. At December 31, 2015, the Company owes the former President of the Company and the interim CFO $5,885 (2014 – $2,700) and $12,000 (2014 – $nil), respectively, which has been included in accounts payable.

b)       At December 31, 2015, the Company owed a significant shareholder of the Company an aggregate of $190,000 (2014 – $842,000) pursuant to unsecured, non-guaranteed loan agreements and $500,000 (2014 – $773,700) pursuant to convertible debenture agreements. In addition, the Company owed the significant shareholder of the Company a total of $266,816 (2014 – $255,382) in accrued interest. During the year ended December 31, 2015, the Company issued 2,484,422 shares of Series A Preferred stock to a significant shareholder of the Company to settle $822,000 of loans payable, a $273,700 convertible note and $146,511 of accrued interest. Refer to Notes 6(e), 8(g) and 8(h).

c)     At December 31, 2015, the Company owed a director of the Company $27,000 (2014 – $27,000) pursuant to unsecured, non-guaranteed loan agreements. In addition, the Company owes the director of the Company accrued interest of $658 (2014 – $385), which has been included in accrued liabilities. Refer to Note 8(d).

d)     At December 31, 2015, the Company owed the President of the Company $3,000 (2014 – $6,000) pursuant to unsecured, non-guaranteed loan agreements. In addition, the Company owes the President of the Company accrued interest of $122 (2014 – $62), which has been included in accrued liabilities. Refer to Note 8(e).

e)     On December 30, 2014, the Company entered into a share exchange agreement with a company whose Chief Executive Officer ("CEO") is the former President of the Company. Refer to Note 3.

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000 and during the year ended December 31, 2015, the Company repaid $1,000. At December 31, 2015 and 2014, the carrying value of the note was $52,333 and $53,333, respectively. The note is in default at December 31, 2015.

b)       Effective July 25, 2013, the Company issued a convertible note to secure a demand loan of $75,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company's common stock at any time at a price of $0.035 per share. The note bears interest at 8% per annum compounded monthly, and is due on demand.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $577,797 resulted in a discount to the note payable of $75,000 and the recognition of a loss on derivatives of $502,797. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013.

On September 30, 2015, the Company issued 190,054 shares of Series A preferred stock with a fair value of $722,205 upon the settlement of the principal amount of $75,000 and accrued interest of $20,027. At September 30, 2015, the fair value of the derivative liability was $773,811. The Company recognized a gain of $146,633 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the Series A preferred shares was recorded as a gain or loss on settlement of debt. At December 31, 2015 and 2014, the carrying value of the note was $nil and $75,000, respectively.

c)        Effective July 25, 2013, the Company issued a convertible note of $45,000. Pursuant to the terms of the agreement, the loan is unsecured and due on July 31, 2014. The note is convertible into shares of the Company's common stock at any time at a price of $0.035 per share. The note bears interest at 8% per annum compounded monthly, and is due on demand.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $346,678 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $301,678. As the note is due on demand the entire discount was recorded as interest expense on July 25, 2013.

On September 30, 2015, the Company issued 113,176 shares of Series A preferred stock with a fair value of $430,069 upon the settlement of the principal amount of $45,000 and accrued interest of $11,588. At September 30, 2015, the fair value of the derivative liability was $464,286. The Company recognized a gain of $90,805 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the Series A preferred shares was recorded as a gain or loss on settlement of debt. At December 31, 2015, and 2014, the carrying value of the note was $nil and $45,000, respectively.

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

On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014, and increase the interest rate to 12% starting on August 1, 2014. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $474,668. The Company also recognized the fair value of the embedded conversion feature of $24,501,757 as a derivative liability and reduced the value of the convertible loan to $nil.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

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

On December 31, 2015, the Company and the note holder agreed to extend the maturity date to December 31, 2016. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a gain on extinguishment of debt of $492,585. The Company also recognized the fair value of the embedded conversion feature of $16,507,415 as a derivative liability and reduced the value of the convertible loan to $nil.

During the year ended December 31, 2015, the Company recorded total accretion of $500,000. At December 31, 2015, and 2014, the carrying value of the note was $nil and $nil with unamortized discount of $500,000 and $500,000, respectively.

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

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $225,431. The Company also recognized the fair value of the embedded conversion feature of $13,733,269 as a derivative liability and reduced the value of the convertible loan to $nil. During the year ended December 31, 2015, the Company recorded total accretion of $273,700.

On September 30, 2015, the Company issued 673,010 shares of Series A preferred stock with a fair value of $2,557,438 upon the settlement of the principal amount of $273,700 and accrued interest of $62,805. At September 30, 2015, the fair value of the derivative liability was $10,126,900. The Company recorded an adjustment to additional paid-in capital of $7,905,967 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the Series A preferred shares was recorded as an adjustment to additional paid-in capital as the note holder is a significant shareholder of the Company. At December, 2015, and 2014, the carrying value of the note was $nil and $nil with unamortized discount of $nil and $273,700, respectively.

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

On September 30, 2015, the Company issued 46,478 shares of Series A preferred stock at a fair value of $176,616 upon the settlement of the principal amount of $20,000 and accrued interest of $3,239. At September 30, 2015, the fair value of the derivative liability was $745,788. The Company recognized a gain of $592,411 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the Series A preferred shares was recorded as a gain or loss on settlement of debt. At December 31, 2015, and 2014, the carrying value of the note was $nil and $20,000, respectively.

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

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

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

On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014 and increase the interest rate to 12% starting on August 1, 2014.The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $25,000. The Company also recognized the fair value of the embedded conversion feature of $1,250,082 as a derivative liability and reduced the value of the convertible loan to $nil. During the year ended December 31, 2014, the Company recorded total accretion of $42,032.

On September 30, 2015, the Company issued 61,306 shares of Series A preferred stock with a fair value of $232,963 upon the settlement of the principal amount of $25,000 and accrued interest of $5,653. At September 30, 2015, the fair value of the derivative liability was $932,152. The Company recognized a gain of $729,842 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the Series A preferred shares was recorded as a gain or loss on settlement of debt. At December 31, 2015, and 2014, the carrying value of the note was $nil and $25,000, respectively.

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

On September 30, 2015, the Company issued 102,082 shares of Series A preferred stock at a fair value of $387,912 upon the settlement of the principal amount of $41,300 and accrued interest of $9,741. At September 30, 2015, the fair value of the derivative liability was $1,539,915. The Company recognized a gain of $1,203,044 on settlement of debt. The difference between the value of the debt and the derivative liability and the fair value of the Series A preferred shares was recorded as a gain or loss on settlement of debt. At December 31, 2015, and 2014, the carrying value of the note was $nil and $41,300, respectively.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

7. Derivative Liabilities

The embedded conversion options of the Company's convertible debentures described in Note 6 contain conversion features that qualify for embedded derivative classification. The warrants described in Notes 6 and 11 also qualify for derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Balance at the beginning of the year	$46,065,517	$29,430,719

Addition of new derivative liabilities (warrants)	–	53,606
Change in fair value of warrants	(763,397)	(5,184,569)
Change in fair value of embedded conversion option	(13,840,491)	21,627,561
Modification of embedded conversion options	7,415	138,200
Derecognize of derivative liabilities upon settlement of convertible notes	(14,582,852)	–

Balance at the end of the year	$16,886,192	$46,065,517

The following table summarizes the change in fair value of derivatives for the years ended:

	December 31, 2015	December 31, 2014

Change in fair value of derivative liabilities during the period	$(14,603,888)	$(16,442,992)

Change in fair value of derivatives	$(14,603,888)	$(16,442,992)

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

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2014	167% - 369%	0.04% - 0.67%	0%	0.25-2.50
At December 31, 2015	134% - 216%	0.20% - 1.03%	0%	0.25-2.50

8. Loans Payable

		December 31,	December 31,
		2015	2014
	Loans payable consist of the following:
a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000
b)	Note payable which is unsecured, non-guaranteed, past due and bears interest at 10% per annum.	–	7,500
c)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at December 31, 2015, and 2014, the Company recognized the fair value of $135,365 and $125,736, respectively, of the 180,000 and 164,000 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at December 31, 2015, the Company has also accrued interest expense of $33,320 (2014 - $26,600).

		56,000	56,000
d)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As at December 31, 2015, and 2014, the Company recognized the fair value of $62,500 and $26,500, respectively, of the 140,000 and 80,000 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at December 31, 2015, the Company has also accrued interest expense of $658 (2014 - $385).

		27,000	27,000
e)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	3,000	6,000
f)

On September 18, 2014, February 18, 2015, March 9, 2015, March 31, 2015, May 8, 2015, May 29, 2015 , July 3, 2015, and December 2, 2015, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $20,000, $50,000, $50,000, $65,000, $4,000, $5,000 and $22,000, respectively. The loans bear interest at 8% per annum compounded annually and is due 1 year after the date of issuance. On September 30, 2015, the Company issued 384,002 shares of Series A preferred stock for settlement of $185,000 of notes payable and $7,001 of accrued interest. The Series A preferred shares had a fair value of $1,459,208, and the Company recorded a loss on settlement of debt of $1,267,206.

		66,000	35,000
g)

On August 26, 2014, December 4, 2014, December 18, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015 and December 23, 2015, the Company issued unsecured notes payable of $15,000, $20,000, $200,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance. On September 30, 2015, the Company issued 457,734 shares of Series A preferred stock for settlement of $215,000 of notes payable and accrued interest of $13,867. The Series A preferred shares had a fair value of $1,739,389. The settlement of debt resulted an adjustment to additional paid-in capital of $1,510,522.

		190,000	235,000
h)

On January 17, 2014, January 29, 2014, February 19, 2014, March 3, 2014, March 19, 2014, April 25, 2014, May 19, 2014, June 2, 2014, June 12, 2014, July 1, 2014, July 16, 2014, October 7, 2014, October 31, 2014, and November 3, 2014, the Company issued unsecured notes payable of $50,000, $50,000, $25,000, $50,000, $150,000, $25,000, $25,000, $18,000, $32,000, $25,000, $75,000, $30,000, $20,000 and $32,000, respectively to a significant shareholder. The Company issued the following unsecured notes payable to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and are due 2 years after the date of issuance. On September 30, 2015, the Company issued 1,353,678 shares of preferred stock for the settlement of all of the following $607,000 of notes payable and $69,839 of accrued interest. The preferred shares had a fair value of $5,143,976. The settlement of debt resulted an adjustment to additional paid-in capital of $4,467,138.

		–	607,000
	Total	$367,000	$998,500
	Less Short-Term Portion	(367,000)	(391,500)
	Long-Term Loans Payable	$–	$607,000

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

9. Preferred Stock

a)     On September 30, 2015, the Company designated 3,500,000 shares of the Company's 3,550,000 authorized "blank check" preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series A Convertible Preferred Stock). The holders of the Series A Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 10 shares of common stock. Each holder of Series A Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into 10 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

b)     On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of Series A Convertible Preferred Stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. The Company recorded a gain on settlement of debt of $1,495,529.

c)     On November 20, 2015, the Company designated 10,000 shares of the Company's 3,550,000 authorized "blank check" preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series B Convertible Preferred Stock). The holders of the Series B Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 4,000 shares of common stock. Each holder of Series B Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series B Convertible Preferred Stock if such conversion occurred would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

10. Common Stock

a)     On October 8, 2015, the Company issued 435,000 shares of common stock for proceeds of $217 upon the exercise of warrants.

b)     On November 20, 2015, the Company entered into a share exchange agreement with a significant shareholder of the Company, whereby the shareholder exchanged 20,000,000 shares of common stock for 5,000 shares of Series B Convertible Preferred Stock.

There were no share transactions during the year ended December 31, 2014.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

11. Stock Purchase Warrants

A summary of the changes in the Company's common share purchase warrants is presented below:

a)     On January 2, 2014, the Company entered into a settlement agreement with a consultant to settle $11,800 of services provided in 2012. Pursuant to the agreement, the Company issued a warrant to purchase 43,750 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and the Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions described in note 8. The initial value of these warrants was $41,806. During the year ended December 31, 2014, the Company recorded a loss on the change in fair value of the derivative liability of $37,169. As of December 31, 2015, these warrants expired without exercised.

b)     On January 3, 2014, the Company entered into a settlement agreement with a consultant to settle $41,806 of services provided in 2012. Pursuant to the agreement, the Company issued a warrant to purchase 155,000 shares of common stock at $0.0005 per share for three years. The warrants meet the criteria for classification as a derivative liability and the Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions described in note 8. The initial value of these warrants was $11,800. During the year ended December 31, 2014, the Company recorded a loss on the change in fair value of the derivative liability of $10,491. During the year ended December 31, 2015, the Company recorded a gain on the change in fair value of the derivative liability of $26,352.

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2013	27,214,166	$0.08	0.70 years

Issued	198,750	0.0005
Expired	(25,166,666)	0.08

Balance December 31, 2014	2,246,250	$0.08	1.10 years

Exercised	(435,000)	0.0005
Expired	(956,250)	0.19

Balance December 31, 2015	855,000	$0.0005	0.48 years

12. Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended December 31,
	2015			2014
	Net Income	Weighted Average Common Shares Outstanding	Per Share	Net Loss	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$15,066,472	75,581,000	$0.20	$(17,908,057)	77,728,000	$(0.23)
Effective of Dilutive Securities:
Share purchase warrants	–	855,000	–	–	–	–
Convertible notes	71,510	50,131,000	–	–	–	–
Preferred stock	–	53,815,000	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$15,137,982	180,382,000	$0.08	$(17,908,057)	77,728,000	$(0.23)

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

13. Commitments

a)        In 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. In 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to June 30, 2019. During the year ended December 31, 2015, the Company recognized $74,927 (2014 - $61,994) of rent expense. The Company's future minimum lease payments are as follows:

Fiscal year ending	Amount
December 31, 2016	65,970
December 31, 2017	67,963
December 31, 2018	69,956
December 31, 2019	17,863
Total	$221,752

On March 2, 2016, due to a dispute between the Company and Pine Street Investment Group, LLC, the landlord (the "Landlord") of the Company's warehouse located at 1411 N. 105th E. Avenue, Tulsa, OK 74116 (the "Warehouse") relating to outstanding rent, incurred expenses and legal fees for the aggregate of amount of $92,581, the assets of the Company stored in the warehouse were offered for sale at a public auction held at 8:00 a.m. (Central Time) on March 3, 2016 at the Warehouse.

b)       The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

c)        On June 17, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $76,712. The Company believes it owes the debtor $9,986 which it has recorded as owing. Accordingly, the Company is currently defending these potential matters vigorously.

d)       On December 16, 2013, the Company was informed that a vendor will be instituting legal proceedings against the Company for collection of the sum of $12,455. The Company believes it does not owe the vendor anything. Accordingly, the Company is currently defending these potential matters vigorously.

e)        On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Mr. Steven ("Posie") Pfaff, the Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc. and third party claims against directors of the Company and one of the Company's attorneys. Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff. Subsequent to the year ended December 31, 2015, the Company entered into a Release of Claims and Settlement Agreement with Mr. Fitzpatrick and Mr. Pfaff, whereby it agreed to pay a total of $200,000. Refer to Note 15(d).

f)        On September 28, 2015, USH Distribution, Corp., a wholly owned subsidiary of the Company, ("USH Distribution") entered into a consignment agreement whereby USH Distribution will sell workwear apparel manufactured by the consignor in the United States. The agreement shall expire and terminate 18 months from the effective date of the agreement.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

14. Income Taxes

The Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended December 31, 2015, and 2014. At December 31, 2015, $10,378,495 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2030. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The components of the net deferred tax asset at December 31, 2015, and 2014, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31, 2015	December 31, 2014

Net operating loss carryforwards	$3,528,688	$3,290,476

Valuation allowance	(3,528,688)	(3,290,476)

Net deferred taxes	$–	$–

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Net loss before taxes	$15,066,472	$(17,908,057)
Statutory rate	34%	34%

Computed expected tax (recovery)	$5,122,600	$(6,088,739)
Depreciation	1,897	3,199
Accretion	263,058	510,314
Loss on derivatives	(4,965,322)	5,590,617
Loss on write-down of inventory	–	42,709
Gain on settlement of debt	(675,959)	(493,652)
Gain on sale of equipment	–	(361)
Shares issuable for interest expense	15,514	7,601
Net operating loss	238,212	428,312
Change in valuation allowance	(238,212)	(428,312)

Net deferred taxes	$–	$–

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of December 31, 2015, and 2014, the Company did not recognize any liability for unrecognized tax benefits.

US Highland, Inc. Notes to the Consolidated Financial Statements For The Years Ended December 31, 2015 and 2014

15. Subsequent Events

a)        On January 4, 2016, the Company entered into a note payable with a third party, pursuant to which the Company received proceeds of $45,000. The note bears interest at 8% per annum and is due on January 4, 2017.

b)       On February 11, 2016, the Company entered into a convertible promissory note with a third party, pursuant to which the Company received proceeds of $137,500. The note is convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bears interest at 8% per annum and is due on February 11, 2017.

c)        On February 11, 2016, the Company entered into a convertible promissory note with a third party, pursuant to which the Company received proceeds of $137,500. The note is convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bears interest at 8% per annum and is due on February 11, 2017.

d)       On February 22, 2016, the Company entered into a Release of Claims and Settlement Agreement with John R. Fitzpatrick, III, Steven Pfaff, and certain of the Company's officers and directors. Pursuant to the settlement agreement, the parties discharged each other from all claims actions, demands, costs, losses, damages, and expenses relating to Mr. Fitzpatrick's and Mr. Pfaff's previous employment with the Company in consideration for an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgement against them which shall not be filed unless the Company fails to make the scheduled payments under the settlement agreement.

e)        On February 26, 2016, the Company entered into a promissory note with USH Distribution Corp. ("Maker"). The Maker promises to pay the Company a principal sum of $70,000. The note bears interest at 8% per annum and is due on February 26, 2017.

f)        On March 30, 2016, the Company entered into a promissory note with USH Distribution Corp. The Maker promises to pay the Company a principal sum of $12,500. The note bears interest at 8% per annum and is due on March 30, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a Form 8-K filed and amended on May 22, 2015, May 19, 2015, we engaged GBH CPAs, PC ("GBH") as our principal independent accountants. On May 19, 2015, we dismissed Friedman LLP ("Friedman") as our independent registered public accounting firm. The decision to terminate the services of Friedman and retain GBH as the principal independent accountants was approved by our board of directors.

In connection with the foregoing change in accountants, there was no disagreement of the type described in paragraph (a)(1)(iv) if Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of such Item.

ITEM 9A. CONTROLS AND PROCEDURESEvaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

21

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of December 31, 2015, our internal control over financial reporting was not effective because of the following material weaknesses:

•	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.
•

As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

•

The Company's Board of Directors has only two directors and does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements.

A "material weakness" is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company's limited resources and personnel.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

22

ITEM 9B. OTHER INFORMATION

Subsequent Events

•

As previously reportated on Form 8-K filed on January 13, 2016, on January 7, 2016, Josh W. Whitaker resigned as the President and Chief Executive Officer of the Company and from its Board of Directors, as well as an executive officer and director of the Company's two subsidiaries, USH Distribution Corp., a Nevada corporation ("USH"), and Powersports Brands Alliance, Inc., a Nevada corporation ("PBA"). Mr. Whitaker's resignations were not due to any disagreement with the Company, USH or PBA on any matter relating to their respective operations, policies or practices.

On January 8, 2016, the Board of Directors of the Company appointed Kevin G. Malone as the President of the Company, to serve at the pleasure of the Board until his respective successor is duly appointed or until his earlier resignation or removal. Also on January 8, 2016, Mr. Malone was appointed by each of the Boards of Directors of USH and PBA as the President of USH and PBA, respectively, to serve at the pleasure of each Board until his respective successor is duly appointed or until his earlier resignation or removal.

•

As previously reportated on Form 8-K filed on Febuary 23, 2016, on February 11, 2016, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the purchase of four (4) convertible promissory notes of the Company in the aggregate principal amount of $275,000, with the first note being in the amount of $137,500, the second note being in the amount of $41,250, the third note being in the amount of $41,250, and the fourth note being in the amount of $55,000) (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Notes"). The First Note was funded on February 17, 2016 and matures on February 11, 2017. The First Note may be converted by the holder, at its option, to convert all or any amount of the principal face amount of the First Note then outstanding into shares of the Company's Common Stock at a price for each share of Common Stock equal to 60% of the lowest trading priceof the Common Stock as reported on the OTCQB maintained by the OTC Markets Group, Inc. upon which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

Upon (i) a transfer of all or substantially all of the assets of the Company to any person in a single transaction or series of related transactions, (ii) a reclassification, capital reorganization or other change or exchange of outstanding shares of the Common Stock, or (iii) any consolidation or merger of the Company with or into another person or entity in which the Company is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock) (each of items (i), (ii) and (iii) being referred to as a "Sale Event"), then, in each case, the Company shall, upon request of the Holder, redeem this Note in cash for 150% of the principal amount, plus accrued but unpaid interest through the date of redemption, or at the election of the Holder, such Holder may convert the unpaid principal amount of this Note (together with the amount of accrued but unpaid interest) into shares of Common Stock immediately prior to such Sale Event at the Conversion Price.

The closing of the Second Note shall occur on the third (3rd) monthly anniversary of the closing of the First Note. The closing of the Third Note shall occur on the fourth (4th) monthly anniversary of the closing of the First Note. The closing of the Fourth Note shall occur on the sixth (6th) monthly anniversary of the closing of the First Note. Each closing shall be contingent upon the Common Stock of the Company maintaining a closing bid price in excess of $0.18 for the 10 prior trading days and an aggregate trading volume of not less than $200,000 for the ten prior trading days. The Notes shall contain a 10% OID such that the purchase price shall be: $125,000 for the First Note, $37,500 for the Second Note, $37,500 for the Third Note, and $55,000 for the Fourth Note.

23

•

As previously reportated on Form 8-K filed on Febuary 23, 2016, on February 11, 2016, the Company entered into a Securities Purchase Agreement, dated February 11, 2016, with Union Capital, LLC ("Union Capital") providing for the purchase of four convertible promissory notes of the Company in the aggregate principal amount of $275,000, with the first note being in the amount of $137,500, the second note being in the amount of $41,250, the third note being in the amount of $41,250, and the fourth note being in the amount of $55,000) (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Notes"). The First Note was funded on February 19, 2016 and matures on February 11, 2017. The First Note may be converted by the holder, at its option, to convert all or any amount of the principal face amount of the First Note then outstanding into shares of the Company's Common Stock at a price for each share of Common Stock equal to 60% of the lowest trading priceof the Common Stock as reported on the OTCQB maintained by the OTC Markets Group, Inc. upon which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

Upon (i) a transfer of all or substantially all of the assets of the Company to any person in a single transaction or series of related transactions, (ii) a reclassification, capital reorganization or other change or exchange of outstanding shares of the Common Stock, or (iii) any consolidation or merger of the Company with or into another person or entity in which the Company is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock) (each of items (i), (ii) and (iii) being referred to as a "Sale Event"), then, in each case, the Company shall, upon request of the Holder, redeem this Note in cash for 150% of the principal amount, plus accrued but unpaid interest through the date of redemption, or at the election of the Holder, such Holder may convert the unpaid principal amount of this Note (together with the amount of accrued but unpaid interest) into shares of Common Stock immediately prior to such Sale Event at the Conversion Price.

The closing of the Second Note shall occur on the third (3rd) monthly anniversary of the closing of the First Note. The closing of the Third Note shall occur on the fourth (4th) monthly anniversary of the closing of the First Note. The closing of the Fourth Note shall occur on the sixth (6th) monthly anniversary of the closing of the First Note. Each closing shall be contingent upon the Common Stock of the Company maintaining a closing bid price in excess of $0.18 for the 10 prior trading days and an aggregate trading volume of not less than $200,000 for the ten prior trading days. The Notes shall contain a 10% OID such that the purchase price shall be: $125,000 for the First Note, $37,500 for the Second Note, $37,500 for the Third Note, and $55,000 for the Fourth Note.

The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time during the first 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and First Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Current Report. The issuance of the Notes was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) each purchaser of the Notes was an "accredited investor," as defined under the Securities Act.

24

•

As previously reportated on Form 8-K filed on March 1, 2016, on February 22, 2016, the Company, John Fitzpatrick III, the Company's former President, Chief Executive Officer, Chief Financial Officer; Steven Pfaff, the Company's former Director of Marketing; and certain of the Company's officers and directors entered into that certain Release of Claims and Settlement Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties, without admitting any liability or wrongdoing, fully and completely released and discharged each other from all claims, actions, demands, costs, losses, damages, expenses and causes of actions of every kind relating to Mr. Fitzpatrick's and Mr. Pfaff's previous employment with the Company, including claims separately filed by Mr. Fitzpatrick and Mr. Pfaff with the Oklahoma Department of Labor and subsequently appealed by them and the Company in the District Court in and for Tulsa County, State of Oklahoma, and the civil action between the Company and each of Mr. Fitzpatrick and Mr. Pfaff now pending in the Tulsa County District Court of Oklahoma. Pursuant to the Settlement Agreement, the Company has agreed to pay Mr. Fitzpatrick and Mr. Pfaff an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgment against them which shall not be filed by Mr. Fitzpatrick and Mr. Pfaff unless the Company fails to make the scheduled payments under the Settlement Agreement.

•

As previously reportated on Form 8-K filed on March 2, 2016, on March 1, 2016, the Company entered into that certain agreement (the "Agreement") with Mr. John D. Gibbs ("Gibbs" or the "Lender"), relating to that certain convertible promissory note, as amended, issued by the Company to Gibbs on July 23, 2013 for the principal amount of $500,000 and secured by all of the tangible and intangible assets of the Company pursuant to that certain Security Agreement, dated July 23, 2013, between the Company and the Lender (the "GibbsNote").

The Note, as amended, matures on December 31, 2016. From July 23, 2013, the issue date of the Note, until July 31, 2014, the original maturity date, the principal amount of the Note bore interest at a rate of 8%, compounded monthly, per annum. On December 31, 2015, the parties agreed that, effective as of August 31, 2014, the interest rate was increased to 12% per annum; provided, however, that it may be reduced to 8% for any period of time in which interest is paid in cash and not accrued. As of the date of this Form 8-K, the outstanding principal and accrued interest on the Note is an aggregate of $648,375.

•

As previously reported on Form 8-K filed on March 2, 2016, due to a dispute between the Company and Pine Street Investment Group, LLC, the landlord (the "Landlord") of the Company's warehouse located at 1411 N. 105th E. Avenue, Tulsa, OK 74116 (the "Warehouse") relating to outstanding rent, incurred expenses and legal fees for the aggregate of amount of $92,581, the assets of the Company stored in the warehouse were offered for sale at a public auction held at 8:00 a.m. (Central Time) on March 3, 2016 at the Warehouse. The Company rented the Warehouse pursuant to that certain Lease Agreement, dated January 27, 2012, as amended.

All proceeds of the public auction will be used to pay the Company's outstanding rental obligations to the Landlord. If the auction proceeds are more than the outstanding rent, the Landlord will remit such amount to the Company. Pursuant to the Agreement, the Company has agreed to remit all auction proceeds received from the Landlord in excess of the Company's outstanding obligations under the Lease to the Lender. Any amounts received by the Lender shall be applied, first, towards accrued interest and second, towards the principal amount under the Gibbs Note.

The Company still owns and maintains its intellectual property rights to engine platforms and plans to continue its development of these platforms in the power sports industry.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers:

Name:	Age:	Position:	Director Since:
Robert H. Harris	52	Chairman of the Board of Directors	September 2011
Kevin G. Malone	50	President, Director	February 2013
Deborah E. Engles	49	Interim Chief Financial Officer	--

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by, and serve at the pleasure of, the Board of Directors of the Company, subject to any contractual arrangements.

Business ExperienceRobert H. Harris, Chairman of the Board of Directors.

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

Kevin G. Malone, Director

On January 8, 2016, the Board of Directors of the Company appointed Kevin G. Malone as the President of the Company. Also on January 8, 2016, Mr. Malone was appointed by each of the Boards of Directors of USH and PBA as the President of USH and PBA, respectively, to serve at the pleasure of each Board until his respective successor is duly appointed or until his earlier resignation or removal. Mr. Malone has been serving as a member of the Company's Board of Directors since February 2013 and of each of the Boards of Directors of USH and PBA since their respective incorporations on September 23, 2015. From 1985 until his joining the Company in February 2013, Mr. Malone worked in the financial service industry. From March 2009 through October 2012, Mr. Malone served as head trader for R.F. Lafferty & Company, Inc. From January 2006 until March 2009, Mr. Malone worked in the same capacity at Westminster Securities Corporation. From December 2002 through January 2006, Mr. Malone worked for Aegis Capital Corporation.

Deborah E. Engles, Interim Chief Financial Officer

Deborah E. Engles has been serving as the Interim Chief Financial Officer of the Company since August 2014. From 2012 to 2014, she served as its Executive Manager of Administration and Finance, and from 2009 to 2012, she served as US Highland Inc.'s Office Manager. From 2006 to 2010, she served as Officer Manager to several small startup companies.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be "independent" and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of "independent directors." Nevertheless, Robert H. Harris would qualify as independent under the applicable standards of the SEC and the NASDAQ stock market and Kevin G. Malone would not qualify due to the fact that he is also an executive officer of the Company.

Family Relationships

There are no familial relationships among any of our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We currently do not have a separately standing Audit Committee due to our limited size and our Board performs the functions that would otherwise be performed by an Audit Committee.

Compensation Committee

The Company does not have a Compensation Committee due to our limited size and our Board performs the functions that would otherwise be performed by a Compensation Committee. Our Board intends to form a Compensation Committee when needed.

Other Committees

We do not currently have a separately-designated standing nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

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

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Report.

Code of Ethics

We have not yet adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and directors. We intend to do so in the near future and to post it on our website at www.ushighland.com.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

•

During the fiscal year ended December 31, 2015, none of our officers and directors filed Section 16(a) reports. The Company's current officers and directors intends to file such reports in the near future.

Other than the foregoing, based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our greater than 10% beneficial owners were complied with under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company's principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended December 31, 2015; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended December 31, 2015whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2015.

Summary Compensation Table

Name & Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Josh W. Whitaker (1)	2015	144,000	(2)	0	0	0	0	0	0	144,000	(2)
	2014	90,000		0	0	0	0	0	0	90,000

__________________

(1)	Josh W. Whitaker served as the President and Chief Executive Officer of the Company from May 2014 until his resignation on January 7, 2016.

(2)	Of which $72,000 was accrued.

Director Compensation

The Company does not compensate its directors other than the Chairman of the Board for their services as such. The Company paid Robert H. Harris as Chairman of the Board of Directors $0 in 2015 and $0 in 2014. The Registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.

Long-Term Incentive Plans

As of December 31, 2015, the Company had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of each class of our voting securities as of April 15, 2016, by (i) each of our directors and executive officers, (iii) all of our directors and executive officers as a group and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o US Highland, Inc. 1411 N. 105th East Avenue, Tulsa, OK 74116.

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount		Percent of Class	Amount	Percent of Class	Amount	Percent of Class
			(1)		(2)		(3)
Officers & Directors:

Robert H. Harris -Chairman of the Board of Directors	436,557		*	0	0	0	0

Kevin G. Malone -President and Director	1,875		*	0	0	0	0

Deborah E. Engles -Interim Chief Financial Officer	8,669		*	0	0	0	0

All Directors and Officers as a group (3 persons)	447,211		*	0	0	0	0

5% Stockholders:

John D. Gibbs Tri Power Resources P.O. Box 849 Ardmore, OK 73402	8,818,374		15.16%

AMHC Managed Services 2 North Cascade Ave., Suite 1400 Colorado Springs, CO 80903	4,915,707	(4)	8.45%

Craigstone, Ltd. 88 Wood Street 10th Floor London, EC2V 7RS United Kingdom				2,484,422	73.47%	5,000	100%

__________________

*	Represents less than 1%.

(1)	Based on 58,162,785 shares of Common Stock outstanding as of April 15, 2016.

(2)	Based on 3,381,520 shares of Series A Preferred Stock outstanding as of April 15, 2016.

(3)	Based on 5,000 shares of Series B Preferred Stock outstanding as of April 15, 2016.

(4)	David Levine has voting and dispositive control of AMHC Managed Services and is deemed to be the indirect beneficial owner of these shares.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company. However, pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 3,550,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. As of April 14, 2016, 40,000 shares of "blank check" preferred stock remain available for designation and issuance. Although we have no present intention to issue any additional shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of December 31, 2014, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company's total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company's Common Stock, or an immediate family member of any of those persons.

•

On October 28, 2013, the Company issued 533,333 shares of common stock to AMHC Managed Services Inc., a principal stockholder, in consideration for the early termination of their management services contract. The shares were valued at $0.05 per share, the fair value on the date of grant.

•	On March 13, 2013, the Company issued 4,500,000 shares of common stock to John Gibbs, a principal stockholder, in consideration for $0.05 per share, for a total purchase price of $225,000 in cash.
•

On March 18, 2013, the Company issued 420,000 shares of common stock to Robert Harris, a director, to convert a demand loan held by Mr. Harris. The shares were valued at $0.05 per share, the fair value on the date of grant.

•

On February 15, 2013, the Company issued 5,000,000 shares of common stock to AMHC Managed Services Inc. upon exercise of a warrant by AMHC at an exercise price of $0.0005 per share, for a total of $2,500.

•

On December 10, 2013, the Company issued 2,000,000 shares of common stock to AMHC Managed Services Inc. upon exercise of a warrant by AMHC at an exercise price of $0.0005 per share, for a total of $2,500.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On May 19, 2015, we appointed GBH CPAs, PC of Houston, Texas, as our new independent certified public accountants for its year ended December 31, 2014, and for subsequent periods.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2015 and December 31, 2014 for professional services rendered by GBH CPAs, our principal accountants. for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended December 31, 2015:	$46,000

Fiscal year ended December 31, 2014:	$7,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2015 and 2014 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended December 31, 2015:	$0

Fiscal year ended December 31, 2014:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended December 31, 2015:	$0

Fiscal year ended December 31, 2014:	$0

 All Other Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2013 and 2014 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended December 31, 2015:	$0

Fiscal year ended December 31, 2014:	$0

Pre-Approval Policies and Procedures

We have not used GBH for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We never engaged GBH to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by GBH and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements included in Part II hereof:

Consolidated Balance Sheets as at December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statement of Changes in Stockholders' Deficit for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Exhibit No:	Description:

3.1	Certificate of Designation for the Series A Convertible Preferred Stock (Filed as an exhibit to Form 8-K filed on October 9, 2015 and incorporated by reference herein.)

3.2	Certificate of Designation for the Series B Convertible Preferred Stock (Filed as an exhibit to Form 8-K filed on November 23, 2015 and incorporated by reference herein.)

10.1

Joint Venture Agreement, dated September 25, 2015, between USH Distribution Corp. and M&M Sourcing Sdn. Bhd. (Filed as an exhibit to Form 8-K filed on September 29, 2015 and incorporated by reference herein.)

10.2

Consignment Agreement, dated September 28, 2015, between USH Distribution, Corp. and Rhino Workwear USA, Ltd. (Filed as an exhibit to Form 8-K filed on September 29, 2015 and incorporated by reference herein.)

10.3	Share Exchange Agreement, dated November 20, 2015, between US Highland, Inc. and Craigstone, Ltd. (Filed as an exhibit to Form 8-K filed on November 23, 2015 and incorporated by reference herein.)

10.4

Form of Debt Conversion Agreement, dated September 30, 2015, between US Highland, Inc. and each of the lenders (Filed as an exhibit to Form 8-K filed on October 9, 2015 and incorporated by reference herein.)

10.5	Agreement, dated March 1, 2016, between US Highland, Inc. and John D. Gibbs (Filed as an exhibit to Form 8-K filed on May 2, 2016 and incorporated by reference herein.)

10.6	Securities Purchase Agreement, dated February 11, 2016, between US Highland, Inc. and Adar Bays, LLC (Filed as an exhibit to Form 8-K filed on May 2, 2016 and incorporated by reference herein.)

10.7

8% Convertible Promissory Note in the amount of $137,500, dated February 11, 2016, issued by US Highland, Inc. to Adar Bays, LLC (Filed as an exhibit to Form 8-K filed on February 23, 2016 and incorporated by reference herein.)

10.8

Securities Purchase Agreement, dated February 11, 2016, between US Highland, Inc. and Union Capital, LLC (Filed as an exhibit to Form 8-K filed on February 23, 2016 and incorporated by reference herein.)

10.9

8% Convertible Promissory Note in the amount of $137,500, dated February 11, 2016, issued by US Highland, Inc. to Union Capital, LLC (Filed as an exhibit to Form 8-K filed on February 23, 2016 and incorporated by reference herein.)

16.1	Letter, dated May 12, 2015, from Friedman, LLP to the SEC (Filed as an exhibit to Form 8-K filed on May 22, 2015 and incorporated by reference herein.)

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
___________

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US HIGHLAND, INC.

Date: April 15, 2016	By:	/s/ Kevin G. Malone
Kevin G. Malone
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Harris	Chairman of the Board	April 15, 2016
Robert H. Harris

/s/ Kevin G. Malone	President and Director	April 15, 2016
Kevin G. Malone	(Principal Executive Officer)

/s/ Deborah E. Engles	Interm Chief Financial Officer	April 15, 2016
Deborah E. Engles	(Principal Financial and Accounting Officer)

