Form 10-Q
period 2016-03-31
US Highland, Inc.
filed 2016-05-23
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission File Number: 000-54624

U.S. HIGHLAND, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5930 Royal Lance, Suite E211, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

(918) 558-1358
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 23, 2016, there were 58,162,669 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	4
	Forward-Looking Statements	4
	Plan of Operations	4
	Joint Venture Agreement with M&M Sourcing	5
	Consignment Agreement with Rhino Workwear USA, Ltd.	6
	Results of Operations	7
	Liquidity and Capital Resources	8
	Off-Balance Sheet Arrangements	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	10

Item 4.	Controls and Procedures.	10
	Management's Report on Disclosure Controls and Procedures	10
	Changes in Internal Control over Financial Reporting	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	11
Item 1A.	Risk Factors.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Mine Safety Disclosures.	12
Item 5.	Other Information.	12
	Subsequent Events	12

Item 6.	Exhibits.	13

SIGNATURES		14

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Highland, Inc.

Consolidated Financial Statements

3

US Highland, Inc.

Unaudited Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$24,646	$13,563
Prepaid expenses	2,500	93,029
Deposit in Highlon acquisition	–	150,000
Loans receivable	83,022	–

Total Current Assets	110,168	256,592
Deposits	4,664	4,664
Deferred financing costs	12,402	–
Property and equipment, net	3,582	4,708

Total Assets	$130,816	$265,964

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$617,860	$626,883
Accrued liabilities ($290,660 and $267,596 related parties, respectively)	592,243	615,324
Advances from Highlon	–	26,000
Convertible debentures, net of discounts of $720,255 and $500,000, respectively	82,078	52,333
Derivative liabilities	4,213,181	16,886,192
Loans payable ($220,000 and $220,000 related parties, respectively)	412,000	367,000

Total Liabilities	5,917,362	18,573,732

Commitments

Stockholders' Deficit
Preferred stock, 40,000 shares authorized, par value $0.01; no shares issued and outstanding	–	–
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding (December 31, 2015 – 3,381,520)	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding (December 31, 2015 – 5,000 shares)	50	50
Common stock, 500,000,000 shares authorized, $0.01 par value; 58,162,669 shares and outstanding (December 31, 2015 – 58,162,669 shares)	581,627	581,627
Common stock reserved for future issuance; 332,000 and 316,500 shares, respectively	200,705	197,865
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid-in capital	69,697,929	69,697,929
Accumulated deficit	(75,527,172)	(88,045,554)

Total Stockholders' Deficit	(5,786,546)	(18,307,768)

Total Liabilities and Stockholders' Deficit	$130,816	$265,964

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

US Highland, Inc.

Unaudited Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015

Revenue	$–	$–

Operating Expenses
Depreciation	1,126	1,754
General and administrative	138,255	107,585
Professional fees	64,890	23,152

Total Operating Expenses	204,271	132,491

Operating Loss	(204,271)	(132,491)

Other Income (Expense)
Interest expense	(61,580)	(110,289)
Change in fair value of derivatives	12,922,011	(8,029,314)
Loss on settlement with Highlon	(138,300)	–
Other income	522	25

Total Other Income (Expense)	12,722,653	(8,139,578)

Net Income (Loss)	$12,518,382	$(8,272,069)

Net Earnings (Loss) Per Common Share:
-Basic	$0.22	$(0.11)
-Diluted	$0.07	$(0.11)
Basic weighted average common shares outstanding	58,163,000	77,728,000
Diluted weighted average common shares outstanding	171,945,000	77,728,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

US Highland, Inc.

Unaudited Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Operating Activities
Net income (loss)	$12,518,382	$(8,272,069)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense	1,126	1,754
Accretion expense	28,745	48,973
Amortization of deferred financing costs	98	–
Change in fair value of derivatives	(12,922,011)	8,029,314
Loss on settlement with Highlon	138,300	–
Shares issuable for interest expense	2,840	9,832
Changes in operating assets and liabilities:
Accrued interest on loans receivable	(522)	–
Prepaid expenses and deposits	–	5,219
Accounts payable and accrued liabilities	21,061	40,000
Accrued liabilities – related parties	23,064	43,188
Net Cash Used in Operating Activities	(188,917)	(93,789)

Investing Activities

Issuance of loans receivable - Lahva	(82,500)	–

Net Cash Used in Investing Activities	(82,500)	–

Financing Activities
Proceeds from convertible debentures	237,500	–
Proceeds from loans payable	45,000	70,000
Proceeds from loans payable – related parties	–	30,200
Repayment of loans	–	(6,000)
Net Cash Provided by Financing Activities	282,500	94,200
Increase In Cash	11,083	411
Cash - Beginning of Period	13,563	14,035
Cash - End of Period	$24,646	$14,446

Supplemental Cash Flows Information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash Investing and Financing Activities

Warrants issued to settle debt	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

US Highland, Inc.

Notes to Consolidated Financial Statements

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

On September 25, 2015, the Company entered into a Joint Venture Agreement with M&M Sourcing Sdn. Bhd., a Malaysian entity ("M&M") and jointly formed Lahva, Inc., a Nevada corporation ("Lahva"). The Company's and M&M's equity stake in Lahva is 40% and 60%, respectively. As at March 31, 2016, there were no activities in Lahva.

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

These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed on April 15, 2016 (the "2015 Annual Report").

Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies to those previously disclosed in the 2015 Annual Report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of March 31, 2016, current liabilities exceed current assets by $5,807,194, and the Company has an accumulated deficit of $75,527,172. The Company's ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

US Highland, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.	Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company's common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is a distribution management business focusing on marketing existing product in logistics area. During the three months ended March 31, 2016, the Company wrote-off the deposit of $150,000 pursuant to a subsequent settlement agreement with Highlon and  the former President of the Company. Pursuant to the settlement agreement, the Company also agreed to pay the former President of the Company an additional $20,185, offset by advances from Highlon of $26,000 and accounts payable to the former President of the Company of $5,885, resulting in a loss on settlement of debt of $138,300. Refer to Note 12(b).

3.	Loans Receivable

a)	On February 26, 2016, the Company entered into a promissory note with Lahva, Inc. for $70,000. The note receivable bears interest at 8% per annum and is due on February 26, 2017.

b)	On March 30, 2016, the Company entered into a promissory note with Lahva, Inc. for $12,500. The note receivable bears interest at 8% per annum and is due on March 30, 2017.

4.	Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	March 31, 2016	December 31, 2015

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	19,513	19,513

		35,443	35,443
Accumulated depreciation		(31,861)	(30,735)

Property and equipment, net		$3,582	$4,708

Depreciation expense amounted to $1,126 and $1,754 for the three months ended March 31, 2016 and 2015, respectively.

5.	Related Party Transactions

a)

During the three months ended March 31, 2016, the Company incurred salary and wages of $nil (2015 – $38,754) and $18,000 (2015 – $19,683) to the former President of the Company and the interim Chief Financial Officer ("interim CFO") of the Company, respectively. At March 31, 2016, the Company owes the former President of the Company and the interim CFO $20,186 (December 31, 2015 – $5,885) and $2,000 (December 31, 2015 – $12,000), respectively, which have been included in accounts payable.

b)

At March 31, 2016, the Company owed significant shareholders of the Company an aggregate of $190,000 (December 31, 2015 – $190,000) pursuant to unsecured, non-guaranteed loan agreements and $500,000 (December 31, 2015 – $500,000) pursuant to convertible debenture agreements. In addition, the Company owed the significant shareholders of the Company a total of $289,804 (December 31, 2015 – $266,816) in accrued interest.

c)

At March 31, 2016, the Company owed a director of the Company $27,000 (December 31, 2015 – $27,000) pursuant to unsecured, non-guaranteed loan agreements. In addition, the Company owes the director of the Company accrued interest of $726 (December 31, 2015 – $658), which has been included in accrued liabilities. Refer to Note 8(c).

d)

At March 31, 2016, the Company owed the President of the Company $3,000 (December 31, 2015 – $3,000) pursuant to unsecured, non-guaranteed loan agreements. In addition, the Company owes the President of the Company accrued interest of $131 (December 31, 2015 – $122), which has been included in accrued liabilities. Refer to Note 8(d).

e)	On December 30, 2014, the Company entered into a share exchange agreement with a company whose Chief Executive Officer is the former President of the Company. Refer to Note 2.

US Highland, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.	Convertible Debentures

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000, and during the year ended December 31, 2015, the Company repaid $1,000. At March 31, 2016 and December 31, 2015, the carrying value of the note was $52,333 and $52,333, respectively. The note is in default at March 31, 2016.

b)	On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company's common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014. In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company. The note is secured against substantially all of the assets of the Company.

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

On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014, and increase the interest rate to 12% starting on August 1, 2014.The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $474,668. The Company also recognized the fair value of the embedded conversion feature of $24,501,757 as a derivative liability and reduced the value of the convertible loan to $nil.

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

During the three months ended March 31, 2016, the Company recorded total accretion of $26,591. At March 31, 2016, and December 31, 2015, the carrying value of the note was $26,591 and $nil with unamortized discount of $473,409 and $500,000, respectively.

US Highland, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

c)

On February 11, 2016, the Company entered into two convertible promissory notes for a total of $275,000, pursuant to which the Company received proceeds of $237,000, net of an original issue discount of $25,000 and legal fees of $13,000. The notes are convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on February 11, 2017. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liabilities of $308,492 resulted in a full discount to the note payable of $249,000 and the recognition of a loss on derivatives of $59,492.

During the three months ended March 31, 2016, the Company recorded total accretion of $2,154. At March 31, 2016, the carrying value of the notes was $3,154 with unamortized discount of $271,846.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

Three Months Ended March 31, 2016

Balance at the beginning of the period	$16,886,192

Addition of new derivative liabilities	249,000
Change in fair value of warrants	(222,303)
Change in fair value of embedded conversion option	(12,699,708)

Balance at the end of the period	$4,213,181

The following table summarizes the change in fair value of derivatives for the three-month periods ended:

	March 31, 2016	March 31, 2015

Gain (loss) from change in fair value of derivative liabilities during the period	$12,922,011	$(8,029,314)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2015	134% - 216%	0.20% - 1.03%	0%	0.25-2.50
At March 31, 2016	110% - 189%	0.18% - 0.87%	0%	0.01-2.50

US Highland, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8.	Loans Payable

		March 31, 2016	December 31, 2015
Loans payable consist of the following:
a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000

b)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at March 31, 2016, and December 31, 2015, the Company recognized the fair value of $136,005 and $135,365, respectively, of the 177,000 and 176,500 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at March 31, 2016, the Company has also accrued interest expense of $35,000 (December 31, 2015 - $33,320).

		56,000	56,000

c)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As at March 31, 2016, and December 31, 2015, the Company recognized the fair value of $64,700 and $62,500, respectively, of the 155,000 and 140,000 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at March 31, 2016, the Company has also accrued interest expense of $726 (December 31, 2015 - $658).

		27,000	27,000

d)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	3,000	3,000

e)	On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.	111,000	66,000

f)	On December 4, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015, and December 23, 2015, the Company issued unsecured notes payable of $20,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	190,000	190,000

	Total	$412,000	$367,000
	Less Short-Term Portion	(412,000)	(367,000)
	Long-Term Loans Payable	$–	$–

9.	Stock Purchase Warrants

A summary of the changes in the Company's common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2015	855,000	$0.0005	0.48 years

Exercised	–	–

Balance March 31, 2016	855,000	$0.0005	0.23 years

US Highland, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10.	Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended March 31,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$12,518,382	58,163,000	$0.22	$(8,269,082)	77,728,000	$(0.11)
Effective of Dilutive Securities:
Share purchase warrants	–	854,000	–	–	–	–
Convertible notes	22,153	59,113,000	–	–	–	–
Preferred stock	–	53,815,000	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$12,540,535	171,945,000	$0.07	$(8,269,082)	77,728,000	$(0.11)

11.	Commitments

a)

In 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. In 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to June 30, 2019. During the three months ended March 31, 2016, the Company recognized $17,194 (2015 - $21,091) of rent expense. The Company's future minimum lease payments are as follows:

Fiscal year ending	Amount
December 31, 2016	$49,602
December 31, 2017	67,963
December 31, 2018	69,956
December 31, 2019	17,863
Total	$205,384

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

On February 22, 2016, the Company entered into a Release of Claims and Settlement Agreement with John R. Fitzpatrick, III, Steven Pfaff, and certain of the Company's officers and directors. Pursuant to the settlement agreement, the parties discharged each other from all claims actions, demands, costs, losses, damages, and expenses relating to Mr. Fitzpatrick's and Mr. Pfaff's previous employment with the Company in consideration for an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgement against them which shall not be filed unless the Company fails to make the scheduled payments under the settlement agreement. During the three months ended March 31, 2016, the Company paid $50,000 towards the settlement.

f)	On September 28, 2015, USH Distribution, Corp., a wholly owned subsidiary of the Company, ("USH Distribution") entered into a consignment agreement whereby USH Distribution will sell workwear apparel manufactured by the consignor in the United States. The agreement shall expire and terminate 18 months from the effective date of the agreement.

US Highland, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

12.	Subsequent Events

a)	Subsequent to March 31, 2016, a total of 600,000 warrants with an exercise price of $0.005 per share expired unexercised.

b)

On April 4, 2016, the Company entered into a Settlement Agreement (the "Settlement Agreement"), with Mr. Whitaker and Highlon Distribution, Inc. ("Highlon"), an Oklahoma corporation wholly-owned and operated by Mr. Whitaker. Pursuant to the Settlement Agreement, the parties acknowledged that the Company had paid Mr. Whitaker an aggregate of $174,000 in consideration for services rendered by Mr. Whitaker to the Company pursuant to his two employment agreements, dated May 28, 2014 and February 9, 2015, respectively, with the Company (the "Employment Agreements"); the Company agreed to pay an additional aggregate amount of $20,185 (the "Payment") to Mr. Whitaker for reimbursement of expenses incurred by him. Upon the receipt by Mr. Whitaker of the Payment, the parties agreed that all expenses incurred by Mr. Whitaker shall be deemed fully reimbursed; and the Company shall be released from its obligations to pay Mr. Whitaker $81,000 for services rendered by Mr. Whitaker to the Company under the Employment Agreements. The parties also represented and warranted that that certain Share Exchange Agreement, dated December 30, 2014, between the Company and Highlon, including a deposit of $150,000 made by the Company, pursuant to which the Company was to acquire 100% of Highlon, was terminated and neither party had any outstanding obligation to the other in connection with the Share Exchange Agreement. The Company recorded this settlement transaction as of March 31, 2016.

c)	On May 17, 2016, the Company entered into a convertible promissory note with a third party, pursuant to which the Company received proceeds of $55,000. The note is convertible at a price equal to 45% of the lowest trading price of the Company's common stock for the 20 prior trading days, bears interest at 8% per annum and is due on May 17, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward- looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Plan of Operations

As announced by the Company in a Form 8-K filed on September 25, 2015, as part of the Company's new strategy to diversify its operations by engaging in new business lines to assist companies and emerging brands launch their products in the U.S., on September 23, 2015, the Company formed two wholly-owned subsidiaries, USH Distribution Corp., a Nevada corporation ("USH"), and Powersports Brands Alliance, Inc., a Nevada corporation ("PBA") The Company formed USH to provide sales, marketing and distribution services primarily to international and domestic companies seeking sales of their products in the U.S.; and PBA to acquire brands in the powersports industry with the intended goal of being a business that sells powersports products, including, but not limited to, powersports parts and accessories, such as helmets, gloves, gear, etc.

The Company's diversified business strategy consists of the following divisions:

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

Joint Venture Agreement with M&M Sourcing

As announced by the Company in a Form 8-K filed on September 25, 2015, USH entered into a Joint Venture Agreement, dated September 25, 2015 (the " JV Agreement"), with M&M Sourcing Sdn. Bhd., a Malaysian entity ("M&M"). Pursuant to the JV Agreement, USH and M&M jointly formed Lahva, Inc., a Nevada corporation on September 23, 2015 ("Lahva"), for the purposes of acting as the U.S. based representative of M&M to provide apparel sourcing services to U.S. based brands and retailers, develop in-house apparel brands and invest in and develop non in-house apparel brands (the "Joint Venture").

The following is a summary of the JV Agreement:

1.	USH's and M&M's equity stake in Lahva is 40% and 60%, respectively.

2.	In consideration for its equity stake in Lahva, USH has agreed to provide certain services to the Joint Venture, including, but not limited to the following:

a.	Management mentoring;

b.	Mentoring to brand designers and entrepreneurs;

c.	Sales consulting;

d.	Salessupport;

e.	Business advisory services;

f.	U.S. market advisory services;

g.	Introductions to U.S. business contacts; and

h.	Use of USH offices, warehouses and business mailing address.

3.	In consideration for its equity stake in Lahva, M&M has agreed to provide certain services to the Joint Venture, including but not limited to the following:

a.	Management mentoring;

b.	Mentoring to brand designers and entrepreneurs;

c.	Client management;

d.	Apparel production and supply chain development consulting; and

e.	Business advisory services.

4.	USH has the exclusive right of first offer to provide consignment sales to the Joint Venture's new customers.

5.	M&M has the exclusive right to provide international sourcing services to the Joint Venture's sourcing clients and brands (both in-house and non- in-house).

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

Consignment Agreement with Rhino Workwear USA, Ltd.

On September 28, 2015, the Company, though USH, entered into that certain Consignment Agreement, dated September 28, 2015 (the " Consignment Agreement"), between USH and Rhino Workwear USA, Ltd. ("Rhino"), a Nevada corporation engaged in the business of designing, manufacturing, marketing and distributing workwear apparel and other accessories for the workwear industry ("Products").

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

Results of Operations

The three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

The Company had no revenues during the three months ended March 31, 2016 and 2015.

Operating Expenses

Operating expenses increased approximately 54% for the three months ended March 31, 2016 which were $204,271, that was comprised primarily of $138,255 for general and administrative expenses and $64,890 for professional fees as compared to operating expenses of $132,491 for the three months ended March 31, 2015, which was comprised primarily of $107,585 for general and administrative expenses and $23,152 for professional fees. General and administrative expenses decreased during the three months ended March 31, 2016 over the three months ended March 31, 2015 as result of the termination of two former employees during the period ended March 31, 2015. Professional fees increased during the three months ended March 31, 2016 over the three months ended March 31, 2015 as result of additional legal fees related to the incorporation of two wholly-owned subsidiaries, USH and PPBA, and with the incorporation of Lahva pursuant to the joint venture agreement between USH and M&M.

Net Income (Loss)

Net income for the three months ended March 31, 2016 increased to $12,518,382, compared to net loss of $8,272,069 for the three months ended March 31, 2015. The Company recorded an unrealized gain as a result of a decrease in the fair value of derivatives of $12,922,011 during the three months ended March 31, 2016 as compared to an unrealized loss as a result of an increase in the fair value of derivatives of $8,029,314 during the three months ended March 31, 2015. The Company recorded a loss on settlement of debt of $138,300 during the three months ended March 31, 2016, related to a subsequent settlement agreement with Highlon and the former President of the Company. The expenses in 2015 include $110,289 in interest expense as compared to $61,580 in 2016. The increase of $48,709 related to interest recorded for convertible debentures outstanding during the three months ended March 31, 2016 that were not outstanding during the comparative period.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $24,646 and a working capital deficiency of $5,807,194. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the three months ended March 31, 2016, the Company received total of $237,500 of net proceeds for the issuance notes payable to two third parties.

We estimated that we will require cash of $1,013,500 over the fiscal year ending December 31, 2016. The Company has $500,000 of convertible notes outstanding for which principal and interest was originally due on July 31, 2014. The convertible notes were extended and are now due on December 31, 2016. These notes are further described in Note 6 of the financial statements. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve-month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

As previously reported on a Form 8-K filed on February 23, 2016, on February 11, 2016, the Company entered into the two following financing arrangements:

Adar Bays, LLC

On February 11, 2016, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the purchase of four convertible promissory notes of the Company in the aggregate principal amount of $275,000, with the first note being in the amount of $137,500, the second note being in the amount of $41,250, the third note being in the amount of $41,250, and the fourth note being in the amount of $55,000) (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Notes"). The First Note was funded on February 17, 2016 and matures on February 11, 2017. The First Note may be converted by the holder, at its option, to convert all or any amount of the principal face amount of the First Note then outstanding into shares of the Company's Common Stock at a price for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTCQB maintained by the OTC Markets Group, Inc. upon which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

Union Capital, LLC

On February 11, 2016, the Company entered into a Securities Purchase Agreement, dated February 11, 2016, with Union Capital, LLC ("Union Capital") providing for the purchase of four convertible promissory notes of the Company in the aggregate principal amount of $275,000, with the first note being in the amount of $137,500, the second note being in the amount of $41,250, the third note being in the amount of $41,250, and the fourth note being in the amount of $55,000) (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Notes"). The First Note was funded on February 19, 2016 and matures on February 11, 2017. The First Note may be converted by the holder, at its option, to convert all or any amount of the principal face amount of the First Note then outstanding into shares of the Company's Common Stock at a price for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTCQB maintained by the OTC Markets Group, Inc. upon which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

Also, as previously reported on a Form 8-K filed on March 2, 2016, on March 1, 2016, the Company entered into that certain agreement (the "Agreement") with Mr. John D. Gibbs ("Gibbs" or the "Lender"), relating to that certain convertible promissory note, as amended, issued by the Company to Gibbs on July 23, 2013 for the principal amount of $500,000 and secured by all of the tangible and intangible assets of the Company pursuant to that certain Security Agreement, dated July 23, 2013, between the Company and the Lender (the "Note").

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

Going Concern

The Company has no revenues and has incurred net losses. In addition, at March 31, 2016, there was an accumulated deficit of $75,527,172. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ''Exchange Act''). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting

On January 7, 2016, Josh W. Whitaker resigned, effective immediately, as the President and Chief Executive Officer of the Company and from its Board of Directors, as well as an executive officer and director of the Company's two subsidiaries, USH Distribution Corp. ("USH") and Powersports Brands Alliance, Inc. ("PBA") On January 8, 2016, the Board of Directors of the Company appointed Kevin G. Malone as the President of the Company, to serve at the pleasure of the Board until his respective successor is duly appointed or until his earlier resignation or removal. Also on January 8, 2016, Mr. Malone was appointed by each of the Boards of Directors of USH and PBA as the President of USH and PBA, respectively, to serve at the pleasure of each Board until his respective successor is duly appointed or until his earlier resignation or removal.

Other than the foregoing, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

As previously reported on Form 8-K filed on March 1, 2016, on February 22, 2016, the Company, John Fitzpatrick III, Steven Pfaff, and certain of the Company's officers and directors entered into that certain Release of Claims and Settlement Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties, without admitting any liability or wrongdoing, fully and completely released and discharged each other from all claims, actions, demands, costs, losses, damages, expenses and causes of actions of every kind relating to Mr. Fitzpatrick's and Mr. Pfaff's previous employment with the Company, including claims separately filed by Mr. Fitzpatrick and Mr. Pfaff with the Oklahoma Department of Labor and subsequently appealed by them and the Company in the District Court in and for Tulsa County, State of Oklahoma, and the civil action between the Company and each of Mr. Fitzpatrick and Mr. Pfaff now pending in the Tulsa County District Court of Oklahoma. Pursuant to the Settlement Agreement, the Company has agreed to pay Mr. Fitzpatrick and Mr. Pfaff an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgment against them, which shall not be filed by Mr. Fitzpatrick and Mr. Pfaff unless the Company fails to make the scheduled payments under the Settlement Agreement.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

As a "small reporting company," we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2016, the Company issued a convertible promissory note in the aggregate principal amount of $137,500 to Adar Bay, LLC, pursuant to which the Company received net proceeds of $118,750. The note is convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bears interest at 8% per annum and is due on February 11, 2017. The use of proceeds was working capital.

On February 11, 2016, the Company issued a convertible promissory note in the aggregate principal amount of $137,500 to Union Capital, LLC, pursuant to which the Company received net proceeds of $118,750. The note is convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bears interest at 8% per annum and is due on February 11, 2017. The use of proceeds was working capital.

The Company issued the above-mentioned notes in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) each purchaser of the Notes was an "accredited investor," as defined under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Due to a dispute between the Company and Pine Street Investment Group, LLC, the landlord (the "Landlord") of the Company's former warehouse located at 1411 N. 105th E. Avenue, Tulsa, OK 74116 (the "Warehouse"), relating to outstanding rent, incurred expenses and legal fees for the aggregate of amount of $92,581, the assets of the Company stored in the warehouse were offered for sale at a public auction on March 3, 2016 at the Warehouse. The Company had rented the Warehouse pursuant to a Lease Agreement, dated January 27, 2012, as amended.

All proceeds of the public auction were used by the Landlord to pay the Company's outstanding rental obligations under the Lease Agreement for the Warehouse. If the auction proceeds are more than the outstanding rent, the Landlord will remit such amount to the Company. The Company still owns and maintains its intellectual property rights to engine platforms and plans to continue its development of these platforms in the power sports industry.

As of the date of this Quarterly Report, the parties have not completed the reconciliation between the auction proceeds and outstanding amount owed the Landlord under the Lease.

Subsequent Events

On April 19, 2016, Mr. Robert H. Harris resigned as the Chairman of the Board, effective immediately. Mr. Robert Harris served as a Chairman of the board of the Company. since September 2011. Mr. Harris' resignation was due to personal health reasons and not due to any disagreement with the Company.

In connection with Josh Whitaker's resignation from the Company on January 7, 2016, on April 4, 2016, the Company entered into a Settlement Agreement, dated April 4, 2016 (the "Settlement Agreement"), with Mr. Whitaker and Highlon Distribution, Inc., an Oklahoma corporation wholly-owned and operated by Mr. Whitaker ("Highlon"). Pursuant to the Settlement Agreement, (i) the parties acknowledged that the Company had paid Mr. Whitaker an aggregate of $174,000 in consideration for services rendered by Mr. Whitaker to the Company pursuant to his two employment agreements, dated May 28, 2014 and February 9, 2015, respectively, with the Company (the "Employment Agreements"); (ii) the Company agreed to pay an additional aggregate amount of $20,186 (the "Payment") to Mr. Whitaker for reimbursement of expenses incurred by him offset with the acquisition deposit of $150,000 Upon the receipt by Mr. Whitaker of the Payment, the parties agreed that (i) Highlon is not obligation to pay back the deposit of $150,000 to the Company; (ii) all expenses incurred by Mr. Whitaker shall be deemed fully reimbursed; and (iii) the Company shall be released from its obligations to pay Mr. Whitaker $81,000 for services rendered by Mr. Whitaker to the Company under the Employment Agreements. The parties also represented and warranted that that certain Share Exchange Agreement, dated December 30, 2014, between the Company and Highlon, pursuant to which the Company was to acquire 100% of Highlon, was terminated and neither party had any outstanding obligation to the other in connection with the Share Exchange Agreement.

Also, pursuant to the Settlement Agreement, Mr. Whitaker released the Company, its agents, executives, officers, and directors from all claims, controversies, grievances, disputes, and actions of every kind, known or unknown, vested or contingent, past or present, arising out of his employment at the Company or the Share Exchange Agreement; and the Company released Mr. Whitaker and Highlon, their agents, executives, officers, and directors from all claims, controversies, grievances, disputes, and actions of every kind, known or unknown, vested or contingent, past or present, arising out of the Note or the Share Exchange Agreement.

Item 6. Exhibits.

Exhibit Description

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

________________

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

US HIGHLAND, INC.

Dated: May 23, 2016	By:	/s/ Kevin G. Malone
	Name:	Kevin G. Malone
	Title:	President (Principal Executive Officer)

Dated: May 23, 2016	By:	/s/ Deborah Engles
	Name:	Deborah Engles
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

