Form 10-Q
period 2016-06-30
US Highland, Inc.
filed 2016-08-22
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 22, 2016, there were 58,162,669 shares of Common Stock, par value $0.01 per share, issued and 58,104,336 outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

3

US Highland, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$11,065	$13,563
Prepaid expenses	2,500	93,029
Deposit in Highlon acquisition	–	150,000
Loans receivable	83,657	–

Total Current Assets	97,222	256,592
Deposits	4,664	4,664
Property and equipment, net	2,456	4,708

Total Assets	104,342	$265,964

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$634,209	$626,883
Accrued liabilities ($313,905 and $267,596 related parties, respectively)	628,402	615,324
Advances from Highlon	–	26,000
Convertible debentures ($69,954 and $nil related parties, respectively), net	117,812	52,333
Derivative liabilities	656,365	16,886,192
Loans payable ($220,000 and $220,000 related parties, respectively)	412,000	367,000
Total Liabilities	2,448,788	18,573,732

Commitments

Stockholders' Deficit
Preferred stock, 40,000 shares authorized, par value $0.01; no shares issued and outstanding	–	–
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Common stock, 500,000,000 shares authorized, $0.01 par value; 58,162,669 shares issued and 58,104,336 shares outstanding	581,627	581,627
Common stock reserved for future issuance; 354,500 and 316,500 shares, respectively	201,519	197,865
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid-in capital	69,697,929	69,697,929
Accumulated deficit	(72,085,886)	(88,045,554)
Total Stockholders' Deficit	(2,344,446)	(18,307,768)

Total Liabilities and Stockholders' Deficit	$104,342	$265,964

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$–	$–	$–	$–

Operating Expenses
Depreciation	1,126	1,547	2,252	3,301
General and administrative	29,923	80,191	168,178	187,776
Professional fees	53,099	31,768	117,989	54,920

Total Operating Expenses	84,148	113,506	288,419	245,997

Operating Loss	(84,148)	(113,506)	(288,419)	(245,997)

Other Income (Expense)
Interest expense	(188,241)	(145,992)	(249,821)	(256,281)
Change in fair value of derivatives	3,711,355	(35,777,246)	16,633,366	(43,806,560)
Loss on settlement with Highlon	–	–	(118,115)	–
Equity in the net loss of joint venture	(19,654)	–	(19,654)	–
Other income	1,789	–	2,311	25

Total Other Income (Expense)	3,505,249	(35,923,238)	16,248,087	(44,062,816)

Net (Loss) Income	3,421,101	(36,036,744)	15,959,668	(44,308,813)

Net (Loss) Per Common Share:
- Basic	0.06	(0.46)	0.27	(0.57)
- Diluted	0.01	(0.46)	0.06	(0.57)
Basic weighted average common shares outstanding	58,163,000	77,728,000	58,163,000	77,728,000
Diluted weighted average common shares outstanding	282,000,000	77,728,000	282,003,000	77,728,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Operating Activities
Net income (loss)	$15,959,668	$(44,308,813)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense	2,252	3,301
Accretion expense	79,551	121,798
Amortization of deferred financing costs	428	–
Change in fair value of derivatives	(16,633,366)	43,806,560
Equity in the net loss of joint venture	19,654	–
Interest expense related to derivative liability in excess of debt	103,539	–
Loss on settlement with Highlon	118,115	–
Shares issuable for interest expense	3,654	26,614
Changes in operating assets and liabilities:
Accrued interest on loans receivable	2,311	–
Prepaid expenses and deposits	90,529	5,219
Accounts payable and accrued liabilities	(20,018)	51,115
Accrued liabilities – related parties	46,307	88,606
Net Cash Used in Operating Activities	(231,998)	(205,600)

Investing Activities
Issuance of loans receivable - Lahva	(101,000)	–

Net Cash Used in Investing Activities	(101,000)	–

Financing Activities
Proceeds from convertible debentures	285,500	–
Proceeds from loans payable	45,000	189,000
Proceeds from loans payable – related parties	–	30,200
Repayment of loans	–	(8,500)
Repayment of loans – related parties	–	(13,200)

Net Cash Provided by Financing Activities	330,500	197,500

Decrease In Cash	(2,498)	(8,100)

Cash - Beginning of Period	13,563	14,035

Cash - End of Period	$11,065	$5,935

Supplemental Cash Flows Information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash Investing and Financing Activities
Derivative liabilities recorded on convertible debentures	$403,539	$–
Series A Preferred shares issued for settlement of debt	$–	$12,849,776
Series B Preferred shares issued for cancellation of common shares	$–	$200,000
Gain on settlement of related party debts	$–	$1,928,307

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

US Highland, Inc.

Notes to the Consolidated Financial Statements

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

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Investments in Unconsolidated Affiliates

The investment in, and the operating results of, 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting. The Company's only investment qualifying for the equity method of accounting is the Company's investment in Lahva.

The Company reviews investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary includes, but is not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies to those previously disclosed in the 2015 Annual Report other than as noted below.

During the six months ended June 30, 2016, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company has applied this guidance retrospectively to all prior periods presented in the Company's financial statements. The reclassification did not impact previously reported net income (loss) or any prior amounts reported on the Consolidated Balance Sheets, Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of June 30, 2016, current liabilities exceed current assets by $2,351,566, and the Company has an accumulated deficit of $72,085,886. The Company's ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development, marketing and manufacturing efforts.

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

2.	Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company's common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is a distribution management business focusing on marketing existing product in logistics area. During the six months ended June 30, 2016, the Company wrote-off the deposit of $150,000 pursuant to a subsequent settlement agreement with Highlon and the former President of the Company. Pursuant to the settlement agreement, the Company also agreed to pay the former President of the Company an additional $20,185, offset by advances from Highlon of $26,000 and accounts payable to the former President of the Company of $5,885, resulting in a loss on settlement of debt of $118,115. Refer to Note 11(g).

3.	Investment in Joint Venture

On September 25, 2015, the Company entered into a joint venture agreement and formed Lahva, Inc. The Company's 40% ownership interest in the joint venture was recorded at cost and the Company's proportionate share of net loss under the equity method of accounting is recorded within results of continuing operations.

During the six months ended June 30, 2016 the Company received the following notes from Lahva, Inc.:

a)	On February 26, 2016, the Company entered into a promissory note with Lahva, Inc. for $70,000. The note receivable bears interest at 8% per annum and is due on February 26, 2017.

b)	On March 30, 2016, the Company entered into a promissory note with Lahva, Inc. for $12,500. The note receivable bears interest at 8% per annum and is due on March 30, 2017.

c)	On May 23, 2016, the Company entered into a promissory note with Lahva, Inc. for $11,750. The note receivable bears interest at 8% per annum and is due on May 23, 2017.

d)	On June 1, 2016, the Company entered into a promissory note with Lahva, Inc. for $6,750. The note receivable bears interest at 8% per annum and is due on June 1, 2017.

The Company recognized $19,654 and $0 as its proportional share of Lahva, Inc.'s net loss during the six months ended June 30, 2016 and 2015, respectively. The total carrying value of the equity method investment in Lahva, Inc. was $0 at June 30, 2016. As the Company's share of net losses was greater than its investment in Lahva Inc., the Company has reduced the balance of interest and loans receivable from Lahva, Inc. to $83,657.

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Selected financial results for Lahva for the six months ended June 30, 2016 are as follows:

Six Months Ended June 30, 2016

Revenues	$–
Expenses	49,134
Net Loss	$(49,134)

Total Assets	$153,350

Total Liabilities	$202,384
Total Partners Capital	(49,034)
Total Liabilities and Partners Capital	$153,350

4.	Property and Equipment

Property and equipment is recorded at cost and is comprised of:

	Useful Life	June 30, 2016	December 31, 2015

Computers and office equipment	3 years	$15,930	$15,930
Manufacturing equipment	5 - 10 years	19,513	19,513

		35,443	35,443
Accumulated depreciation		(32,987)	(30,735)

Property and equipment, net		$2,456	$4,708

Depreciation expense amounted to $2,252 and $3,301 for the six months ended June 30, 2016 and 2015, respectively.

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

5.	Related Party Transactions

a)	During the six months ended June 30, 2016, the Company incurred salary and wages of $nil (2015 – $58,131) and $24,000 (2015 – $40,965) to the former President of the Company and the interim Chief Financial Officer ("interim CFO") of the Company, respectively. At June 30, 2016, the Company owes the former President of the Company and the interim CFO $nil (December 31, 2015 – $5,885) and $3,000 (December 31, 2015 – $12,000), respectively, which have been included in accounts payable.

b)	During the six months ended June 30, 2016, the Company incurred management fees of $2,000 to the President of the Company.

c)	At June 30, 2016, the Company owed significant shareholders of the Company an aggregate of $190,000 (December 31, 2015 – $190,000) pursuant to unsecured, non-guaranteed loan agreements and $500,000 (December 31, 2015 – $500,000) pursuant to convertible debenture agreements. In addition, the Company owed the significant shareholders of the Company a total of $312,969 (December 31, 2015 – $266,816) in accrued interest.

d)	At June 30, 2016, the Company owed a former director of the Company $27,000 (December 31, 2015 – $27,000) pursuant to unsecured, non-guaranteed loan agreements. In addition, the Company owes the former director of the Company accrued interest of $795 (December 31, 2015 – $658), which has been included in accrued liabilities. Refer to Note 8(c).

e)	At June 30, 2016, the Company owed the President of the Company $3,000 (December 31, 2015 – $3,000) pursuant to unsecured, non-guaranteed loan agreements. In addition, the Company owes the President of the Company accrued interest of $139 (December 31, 2015 – $122), which has been included in accrued liabilities. Refer to Note 8(d).

f)	On December 30, 2014, the Company entered into a share exchange agreement with a company whose Chief Executive Officer is the former President of the Company. Refer to Note 2.

6.	Convertible Debentures

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

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000, and during the year ended December 31, 2015, the Company repaid $1,000. At June 30, 2016 and December 31, 2015, the carrying value of the note was $52,333 and $52,333, respectively. The note is in default at June 30, 2016.

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

During the six months ended June 30, 2016, the Company recorded total accretion of $69,954. At June 30, 2016, and December 31, 2015, the carrying value of the note was $69,954 and $nil with unamortized discount of $430,046 and $500,000, respectively.

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

c)	On February 11, 2016, the Company entered into two convertible promissory notes for a total of $275,000, pursuant to which the Company received proceeds of $237,500, net of an original issue discount of $25,000 and legal fees of $12,500. The notes are convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on February 11, 2017. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liabilities of $308,492 resulted in a full discount to the note payable of $250,000 and the recognition of $59,492 as additional interest expense.

During the six months ended June 30, 2016, the Company recorded total accretion of $8,704 and amortization of deferred financing cost of $396. At June 30, 2016, the carrying value of the notes was $8,704 with unamortized discount of $266,296 and deferred financing cost of $12,104.

d)	On May 17, 2016, the Company entered into a convertible promissory note for $55,000, pursuant to which the Company received proceeds of $48,000, net of an original issue discount of $5,000 and legal fees of $2,000. The notes are convertible at a price equal to 55% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on May 17, 2017. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liabilities of $95,047 resulted in a full discount to the note payable of $50,000 and the recognition of $45,047 as additional interest expense.

During the six months ended June 30, 2016, the Company recorded total accretion of $893 and amortization of deferred financing cost of $32. At June 30, 2016, the carrying value of the notes was $893 with unamortized discount of $54,107 and deferred financing cost of $1,968.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

	June 30, 2016	December 31, 2015

Balance at the beginning of the period	$16,886,192	$46,065,517

Addition of new derivative liabilities	403,539	–
Change in fair value of warrants	(289,021)	(763,397)
Change in fair value of embedded conversion option	(16,344,345)	(13,840,491)
Modification of embedded conversion options	–	7,415
Derecognize of derivative liabilities upon settlement of convertible notes	–	(14,582,852)

Balance at the end of the period	$656,365	$16,886,192

The following table summarizes the change in fair value of derivatives for the six-month periods ended:

	June 30, 2016	June 30, 2015

Gain (loss) from change in fair value of derivative liabilities during the period	$16,633,366	$(43,806,560)

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2015	134% - 216%	0.20% - 1.03%	0%	0.25-2.50

At June 30, 2016	208% - 272%	0.36% - 0.71%	0%	0.50-2.50

8.	Loans Payable

Loans payable consist of the following:		June 30, 2016	December 31, 2015

(a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing.	$25,000	$25,000

(b)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at June 30, 2016, and December 31, 2015, the Company recognized the fair value of $136,082 and $135,365, respectively, of the 184,500 and 176,500 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at June 30, 2016, the Company has also accrued interest expense of $36,680 (December 31, 2015 - $33,320).

		56,000	56,000

(c)

On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly. In addition, the Company is required to issue 5,000 common shares every month until the loan is repaid in full. As at June 30, 2016, and December 31, 2015, the Company recognized the fair value of $65,437 and $62,500, respectively, of the 170,000 and 140,000 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at June 30, 2016, the Company has also accrued interest expense of $795 (December 31, 2015 - $658).

		27,000	27,000

(d)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	3,000	3,000

(e)	On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.	111,000	66,000

(f)	On December 4, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015, and December 23, 2015, the Company issued unsecured notes payable of $20,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively, to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	190,000	190,000

	Total	$412,000	$367,000
	Less Short-Term Portion	(412,000)	(367,000)
	Long-Term Loans Payable	$–	$–

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

9.	Stock Purchase Warrants

A summary of the changes in the Company's common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price	Weighted Average Expected Life

Balance December 31, 2015	855,000	$0.0005	0.48 years

Expired	(600,000)	$0.0005

Balance June 30, 2016	255,000	$0.0005	0.50 years

10.	Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$3,421,101	58,163,000	$0.06	$(36,036,744)	77,728,000	$(0.46)

Effective of Dilutive Securities:
Share purchase warrants	–	250,000	–	–	–	–
Convertible notes	25,853	169,772,000	–	–	–	–
Preferred stock	–	53,815,000	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$3,446,954	282,000,000	$0.01	$(36,036,744)	77,728,000	$(0.46)

	For the Six Months Ended June 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$15,959,668	58,163,000	$0.27	$(44,308,813)	77,728,000	$(0.57)

Effective of Dilutive Securities:
Share purchase warrants	–	253,000	–	–	–	–
Convertible notes	47,946	169,772,000	–	–	–	–
Preferred stock	–	53,815,000	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$16,007,614	282,003,000	$0.06	$(44,308,813)	77,728,000	$(0.57)

US Highland, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

11.	Commitments

a)	In 2012, the Company entered into two leases for the provision of office and warehouse space until April 30, 2015. In 2013, the Company entered into an amendment to the lease agreements. Pursuant to the amendment, one of the leases was terminated and the other was extended to June 30, 2019. During the six months ended June 30, 2016, the Company recognized $32,902 (2015 - $42,904) of rent expense. The Company's future minimum lease payments are as follows:

Fiscal year ending	Amount
December 31, 2016	$33,068
December 31, 2017	67,963
December 31, 2018	69,956
December 31, 2019	17,863
Total	$188,850

b)	The Company issued a $500,000 convertible note on July 25, 2013, of which so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company.

c)	On June 17, 2014, the Company was informed that a debtor will be instituting legal proceedings against the Company for collection of the sum of $76,712. The Company believes it owes the debtor $9,986 which it has recorded as owing. Accordingly, the Company is currently defending these potential matters vigorously.

d)	On December 16, 2013, the Company was informed that a vendor will be instituting legal proceedings against the Company for collection of the sum of $12,455. The Company believes it does not owe the vendor anything. Accordingly, the Company is currently defending these potential matters vigorously.

e)	On July 8, 2014, the Company filed civil actions against John R. Fitzpatrick, III, its former Chief Executive Officer, President, Chief Financial Officer, and a former director of the Company and against Mr. Steven ("Posie") Pfaff, the Director of Manufacturing of the Company regarding an employment dispute. Mr. Fitzpatrick and Mr. Pfaff have answered the Petition and asserted various counterclaims against US Highland, Inc. and third party claims against directors of the Company and one of the Company's attorneys. Mr. Fitzpatrick and Mr. Pfaff also filed complaints with the Oklahoma Department of Labor. On March 3, 2015, the Oklahoma Department of Labor entered awards of $72,000 in favor of Mr. Fitzpatrick and $54,000 in favor of Mr. Pfaff.

On February 22, 2016, the Company entered into a Release of Claims and Settlement Agreement with John R. Fitzpatrick, III, Steven Pfaff, and certain of the Company's officers and directors. Pursuant to the settlement agreement, the parties discharged each other from all claims actions, demands, costs, losses, damages, and expenses relating to Mr. Fitzpatrick's and Mr. Pfaff's previous employment with the Company in consideration for an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgement against them which shall not be filed unless the Company fails to make the scheduled payments under the settlement agreement. During the six months ended June 30, 2016, the Company paid $50,000 towards the settlement.

f)	On September 28, 2015, USH Distribution, Corp., a wholly owned subsidiary of the Company, ("USH Distribution") entered into a consignment agreement whereby USH Distribution will sell workwear apparel manufactured by the consignor in the United States. The agreement shall expire and terminate 18 months from the effective date of the agreement.

g)

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

g.	Insolvency by any definition of USH; or the commission of any act of bankruptcy; or the existence of facts or circumstances which would require the voluntary commencement by USH or the involuntary commencement against USH of any proceedings under any bankruptcy act or law or under any state insolvency law; or the filing of a petition by or against USH under any bankruptcy or insolvency law; or the appointment of a receiver or other officer having similar powers for USH or USH operations; or any levy under attachment, garnishment or execution or similar process which is not, within ten (10) days, vacated or removed by payment or bondin

Results of Operations

The three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

The Company had no revenues during the three months ended June 30, 2016 and 2015.

Operating Expenses

Operating expenses decreased approximately 26% for the three months ended June 30, 2016 which were $84,148 and primarily comprised of $29,923 for general and administrative expenses and $53,099 for professional fees as compared to operating expenses of $113,506 for the three months ended June 30, 2015, which was comprised primarily of $80,191 for general and administrative expenses and $31,768 for professional fees. General and administrative expenses decreased during the three months ended June 30, 2016 over the three months ended June 30, 2015 as result of the termination of two former employees during the period ended June 30, 2015. Professional fees increased during the three months ended June 30, 2016 over the three months ended June 30, 2015 as result of additional legal fees related to the incorporation of two wholly-owned subsidiaries, USH and PPBA, and with the incorporation of Lahva pursuant to the joint venture agreement between USH and M&M.

Net Income (Loss)

Net income for the three months ended June 30, 2016 increased to $3,421,101, compared to net loss of $36,036,744 for the three months ended June 30, 2015. The Company incurred interest expense of $188,241 during the three months ended June 30, 2016 as compared to $145,992 during the three months ended June 30, 2015. The increase of $42,249 primarily related to interest expense recorded for derivative liabilities in excess of debt during the three months ended June 30, 2016. The Company recorded an unrealized gain as a result of a decrease in the fair value of derivatives of $3,711,355 during the three months ended June 30, 2016 as compared to an unrealized loss as a result of an increase in the fair value of derivatives of $35,777,246 during the three months ended June 30, 2015.

The six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

The Company had no revenues during the six months ended June 30, 2016 and 2015.

Operating Expenses

Operating expenses increased approximately 9% for the six months ended June 30, 2016 which were $288,419 and primarily comprised of $168,178 for general and administrative expenses and $117,989 for professional fees as compared to operating expenses of $245,997 for the six months ended June 30, 2015, which was comprised primarily of $187,776 for general and administrative expenses and $54,920 for professional fees. General and administrative expenses decreased during the six months ended June 30, 2016 over the six months ended June 30, 2015 as result of the termination of two former employees during the period ended June 30, 2015. Professional fees increased during the six months ended June 30, 2016 over the six months ended June 30, 2015 as result of additional legal fees related to the incorporation of two wholly-owned subsidiaries, USH and PPBA, and with the incorporation of Lahva pursuant to the joint venture agreement between USH and M&M.

Net Income (Loss)

Net income for the six months ended June 30, 2016 increased to $15,959,668, compared to net loss of $44,308,813 for the six months ended June 30, 2015. The Company incurred interest expense of $249,821 during the six months ended June 30, 2016 as compared to $256,281 during the six months ended June 30, 2015. The decrease of $6,460 was related to interest recorded for convertible debentures outstanding during the six months ended June 30, 2016 that were not outstanding during the comparative period offset by the additional interest expense recorded for derivative liabilities in excess of debt during the six months ended June 30, 2016. The Company recorded an unrealized gain as a result of a decrease in the fair value of derivatives of $16,633,366 during the six months ended June 30, 2016 as compared to an unrealized loss as a result of an increase in the fair value of derivatives of $43,806,560 during the six months ended June 30, 2015. The Company recorded a loss on settlement of debt of $118,115 during the six months ended June 30, 2016, related to a settlement agreement with the former President of the Company. The Company also recorded a write-off of prepaid expenses of $90,529 during the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $11,065 and a working capital deficiency of $2,351,566. The future of the Company is dependent upon its ability to obtain future financing, upon cash generated from our operations and our ability to borrow cash when needed from related parties. During the six months ended June 30, 2016, the Company received $330,500 aggregate net proceeds  from the sale of promissory notes and convertible debentures to third parties.

We estimated that we will require $1,013,500 over the fiscal year ending December 31, 2016. The Company has $500,000 of convertible notes outstanding for which principal and interest was originally due on July 31, 2014. The convertible notes were extended and are now due on December 31, 2016. These notes are further described in Note 6 of the unaudited financial statements included in this Quarterly Report. Management believes that our cash balance will not be sufficient to meet our working capital requirements for the next twelve-month period. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirement for the next twelve months primarily through equity and or debt financings. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements.

To date, we have funded our capital needs by the sale of the following promissory notes. See also Note 6 to the unaudited financial statements included in this Quarterly Report on Form 10-Q:

■	Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan was unsecured, non-interest bearing, and was due on December 21, 2010. The note was convertible into shares of the Company's common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and was subject to adjustment upon the issuance of certain dilutive instruments. On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000, and during the year ended December 31, 2015, the Company repaid $1,000. At June 30, 2016 and December 31, 2015, the carrying value of the note was $52,333. The note is in default at June 30, 2016.

■	On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company's common stock. The warrants were exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note originally bore interest at 8% per annum compounded monthly, and principal and interest were originally due on July 31, 2014. In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company. The note is secured against substantially all of the assets of the Company.

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

On July 24, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2014, and increase the interest rate to 12% starting on August 1, 2014. On December 31, 2014, the Company and the note holder agreed to extend the maturity date to December 31, 2015 and that interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. On December 31, 2015, the Company and the note holder agreed to extend the maturity date to December 31, 2016 and that interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued.

■

On February 11, 2016, the Company entered into two convertible promissory notes for a total of $275,000 to Adar Bay, LLC and Union Capital, LLC, pursuant to which the Company received proceeds of $237,500, net of an original issue discount of $25,000 and legal fees of $12,500. The notes are convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on February 11, 2017.

o	Adar Bays, LLC

On February 11, 2016, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the purchase of four convertible promissory notes of the Company in the aggregate principal amount of $275,000, with the first note being in the amount of $137,500, the second note being in the amount of $41,250, the third note being in the amount of $41,250, and the fourth note being in the amount of $55,000 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Notes"). The First Note was funded on February 17, 2016 and matures on February 11, 2017. The First Note may be converted by the holder, at its option, to convert all or any amount of the principal face amount of the First Note then outstanding into shares of the Company's Common Stock at a price for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTCQB maintained by the OTC Markets Group, Inc. upon which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

o	Union Capital, LLC

On February 11, 2016, the Company entered into a Securities Purchase Agreement, dated February 11, 2016, with Union Capital, LLC ("Union Capital") providing for the purchase of four convertible promissory notes of the Company in the aggregate principal amount of $275,000, with the first note being in the amount of $137,500, the second note being in the amount of $41,250, the third note being in the amount of $41,250, and the fourth note being in the amount of $55,000 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Notes"). The First Note was funded on February 19, 2016 and matures on February 11, 2017. The First Note may be converted by the holder, at its option, to convert all or any amount of the principal face amount of the First Note then outstanding into shares of the Company's Common Stock at a price for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTCQB maintained by the OTC Markets Group, Inc. upon which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

■

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

■

On May 17, 2016, the Company issued a convertible promissory note for $55,000, pursuant to which the Company received proceeds of $48,000, net of an original issue discount of $5,000 and legal fees of $2,000. The notes are convertible at a price equal to 55% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on May 7, 207.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at June 30, 2016, there was an accumulated deficit of $72,085,886. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ''Exchange Act''). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2016, the Company issued a convertible promissory note for $55,000, pursuant to which the Company received proceeds of $48,000, net of an original issue discount of $5,000 and legal fees of $2,000. The notes are convertible at a price equal to 55% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on May 17, 2017.

The Company issued the above-mentioned notes in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) each purchaser of the securities was an "accredited investor," as defined under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan was unsecured, non-interest bearing, and was due on December 21, 2010. The note was convertible into shares of the Company's common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and was subject to adjustment upon the issuance of certain dilutive instruments. On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000, and during the year ended December 31, 2015, the Company repaid $1,000. At June 30, 2016 and December 31, 2015, the carrying value of the note was $52,333. The note is in default at June 30, 2016. The amount of the default and total arrearage of this note is $52,333 as of the date of filing this report.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed, on April 19, 2016, Mr. Robert H. Harris resigned as the Chairman of the Board, effective immediately. Mr. Robert Harris served as a Chairman of the board of the Company since September 2011. Mr. Harris' resignation was due to personal health reasons and not due to any disagreement with the Company.

In connection with Josh Whitaker's resignation from the Company on January 7, 2016, on April 4, 2016, the Company entered into a Settlement Agreement, dated April 4, 2016 (the "Settlement Agreement"), with Mr. Whitaker and Highlon Distribution, Inc., an Oklahoma corporation wholly-owned and operated by Mr. Whitaker ("Highlon").Pursuant to the Settlement Agreement, (i) the parties acknowledged that the Company had paid Mr. Whitaker an aggregate of $174,000 in consideration for services rendered by Mr. Whitaker to the Company pursuant to his two employment agreements, dated May 28, 2014 and February 9, 2015, respectively, with the Company (the "Employment Agreements"); (ii) the Company agreed to pay an additional aggregate amount of $20,185 (the "Payment") to Mr. Whitaker for reimbursement of expenses incurred by him and to apply it to the outstanding principal amount and accrued interest under that certain promissory note issued by Highlon to the Company on December 30, 2014 in the aggregate principal amount of $150,000, bearing interest at the rate of 8% per annum and maturing on December 30, 2016. As of the Termination Date, the outstanding principal amount and accrued interest under the Note was $136,482. Upon the receipt by Mr. Whitaker of the Payment, the parties agreed that (i) the Note shall be extinguished with no further obligation owed Mr. Whitaker by the Company under the Note; (ii) all expenses incurred by Mr. Whitaker shall be deemed fully reimbursed; and (iii) the Company shall be released from its obligations to pay Mr. Whitaker $81,000 for services rendered by Mr. Whitaker to the Company under the Employment Agreements. The parties also represented and warranted that that certain Share Exchange Agreement, dated December 30, 2014, between the Company and Highlon, pursuant to which the Company was to acquire 100% of Highlon, was terminated and neither party had any outstanding obligation to the other in connection with the Share Exchange Agreement.

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

___________

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

US HIGHLAND, INC.

Dated: August 22, 2016	By:	/s/ Kevin G. Malone
	Name:	Kevin G. Malone
	Title:	President
(Principal Executive Officer)

Dated: August 22, 2016	By:	/s/ Deborah Engles
	Name:	Deborah Engles
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

