Form 10-Q
period 2016-09-30
US Highland, Inc.
filed 2018-02-13
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 00-54624

US HIGHLAND, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	26-4144571
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309
(Address of principal executive offices)

(404) 419-2253
(Registrant’s telephone number, including area code)

1170 Peachtree St., Suite 1200, Atlanta, Georgia 30309
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☐ No. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to files such reports). Yes. ☐ No. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company x	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☐ No. ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 6, 2018, there were 345,450,049 shares of Common Stock, par value $0.01 per share, issued, and 345,450,049 outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US Highland, Inc.

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents	$501	$13,563
Prepaid expenses	--	93,029
Deposit in Highlon acquisition	–	150,000

Total Current Assets	501	256,592
Deposits		4,664
Property and equipment, net		4,708

Total Assets	$501	$265,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$274,097	$626,883
Accrued liabilities ($151,330 and $267,598 related parties, respectively)	488,215	615,324
Advances from Highlon	–	26,000
Convertible debentures, net of discounts of $621,387 and $500,000, respectively	99,989	52,333
Derivative liabilities	268,245	16,886,192
Loans payable ($370,000 and $180,000 related parties, respectively)	481,000	367,000

Total Liabilities	1,611,546	18,573,732

Commitments

Stockholders’ Deficit

Preferred stock, 40,000 shares authorized, par value $0.01; no shares issued and outstanding	–	–

Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815

Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50

Common stock, 500,000,000 shares authorized, $0.01 par value; 212,631,202 and 58,162,669 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	2,126,312	581,627

Common stock reserved for future issuance; 316,500 shares, at December 31, 2015	-	197,865

Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)

Additional paid-in capital	69,892,158	69,697,929

Accumulated deficit	(72,889,880)	(88,045,554)

Total Stockholders’ Deficit	(1,611,045)	(18,307,768)

Total Liabilities and Stockholders’ Deficit	$501	$265,964

US Highland, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Depreciation	-	1,153	2,252	4,454
General and administrative	18,314	84,460	36,492	272,236
Professional fees	74,305	85,683	192,294	140,603

Total Operating Expenses	92,619	171,296	231,038	417,293

Operating Loss	(92,619)	(171,296)	(231,038)	(417,293)

Other Income (Expense)

Interest expense	(96,720)	(412,818)	(346,541)	(669,099)
Change in fair value of derivatives	583,695	56,260,943	17,067,061	12,454,383
Gain/Loss on settlement of debt	624,966	1,495,529	624,966	1,495,529
Loss on Disposal of Assets	(73,912)	-	(211,681)	-
Loss on Convertible Notes	(1,749,404)	-	(1,749,404)	-
Other income	-	2	2,311	27

Total Other Income (Expense)	(711,375)	57,343,656	15,386,712	13,280,840

Net (Loss) Income	(803,994)	57,172,360	15,155,674	12,863,547

Net Earnings (Loss) Per Common Share
- Basic	$(0.01)	$0.74	$0.22	$0.17
- Diluted	$(0.01)	$0.44	$0.08	$0.10
Basic weighted average common shares outstanding	88,870,474	77,727,669	68,473,319	77,727,669
Diluted weighted average common shares outstanding	88,870,474	129,147,995	184,074,234	129,147,951

US Highland, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Operating Activities

Net income (loss)	$15,155,674	$12,863,547

Adjustments to reconcile net income (loss) to cash used in operating activities:

Depreciation expense	2,252	4,454
Accretion expense	253,113	461,731
Change in fair value of derivatives	(17,067,061)	(12,454,383)
Loss/Gain on Settlement of Debt	(624,966)	(1,495,529)
Shares issuable for interest expense	-	39,864
Loss on Convertible Debt	1,749,404	-

Changes in operating assets and liabilities:

Prepaid expenses and deposits	-	4,467
Accounts payable and accrued liabilities	94,594	129,696
Accrued liabilities – related parties	(56,572)	136,048

Net Cash Used in Operating Activities	(493,562)	(310,105)

Net Cash Used in Investing Activities	-	–

Financing Activities

Proceeds from convertible debentures	285,500	–
Proceeds from loans payable	195,000	194,000
Proceeds from loans payable – related parties	-	140,200
Repayment of loans	-	(8,500)
Repayment of loans – related parties	-	(13,200)

Net Cash Provided by Financing Activities	480,500	312,500

Increase (Decrease) In Cash	13,062	2,395

Cash - Beginning of Period	13,563	14,035

Cash - End of Period	$501	$16,430

Supplement Cash Flows Information:
Cash paid for Income Taxes:	$-	$-
Cash paid for interest	$-	$4,580

Non-cash Investing and Financing Activities
Preferred shares issued to settle debt	$-	$14,778,083
Common shares issued for principal on convertible notes	$1,738,913	$-

US Highland, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2016

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

On September 25, 2015, the Company entered into a Joint Venture Agreement with M&M Sourcing Sdn. Bhd., a Malaysian entity (“M&M”) and jointly formed Lahva, Inc., a Nevada corporation (“Lahva”). The Company’s and M&M’s equity stake in Lahva is 40% and 60%, respectively. This agreement has been cancelled.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, USH Distribution Corp., and Powersports Brand Alliance, Inc. All significant intercompany transactions and balances have been eliminated.

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed on April 15, 2016 (the “2015 Annual Report”).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of September 30, 2016, current liabilities exceed current assets by $1,611,045 and the Company has an accumulated deficit of $72,889,880. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development and marketing efforts.

Description of New Business Decisions

On September 30, 2016, the company recognized write off of debt and prepaid expenses under the Oklahoma Statutes, Title 12, Section 12-95.A.1. and Section 12-95.A.2. for expired period of limitations.

2.	Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company’s common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is a distribution management business focusing on marketing existing product in logistics area. During the nine months ended September 30, 2016, the Company wrote-off the deposit of $150,000 pursuant to a subsequent settlement agreement with Highlon and the former President of the Company. Pursuant to the settlement agreement, the Company also agreed to pay the former President of the Company an additional $20,185, offset by advances from Highlon of $26,000 and accounts payable to the former President of the Company of $5,885, resulting in a loss on settlement of debt of $138,300.

3.	Property and Equipment

Depreciation expense amounted to $2,252 and $4,454 for the nine months ended September 30, 2016 and 2015, respectively.

On September 30, 2016, the company wrote off the property and equipment that was disposed.

4.	Loans Payable

Loans payable consist of the following:		September 30, 2016	December 31, 2015

a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing on September 30, 2016, the company recognized write off of debt under the Oklahoma Statutes, Title 12, Section 12-95.A.1. and Section 12-95.A.2. for expired period of limitations.		$25,000

b)

On January 15, 2011, the Company entered into 8 unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $56,000. If the loans were not repaid within 90 days they then bear interest at 1% per month. In addition, if the loan was not repaid within 90 days, the Company is required to issue 167 common shares every month until the loan is repaid in full. As at September 30, 2016, and December 31, 2015, the Company recognized the fair value of $136,082 and $135,365, respectively, of the 177,500 and 176,500 common shares issuable for interest expense as shares reserved for future issuance. The Company has not yet issued these common shares. As at September 30, 2016, the Company has also accrued interest expense of $36,680 (December 31, 2015 - $33,320). September 30, 2016, the company recognized write off of debt under the Oklahoma Statutes, Title 12, Section 12-95.A.1. and Section 12-95.A.2. for expired period of limitations.

			$56,000

c)	On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.	$27,000	$27,000

d)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	$3,000	$3,000

e)	On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.	$111,000	$66,000

f)	On December 4, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015, and December 23, 2015, the Company issued unsecured notes payable of $20,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively, to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	$190,000	$190,000

g)	On September 2, 2016 the Company issued an unsecured note payable of $100,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$100,000	-

h)	On September 2, 2016 the Company issued an unsecured note payable of $50,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$50,000	-

	Total	$481,000	$367,000
	Less Short-Term Portion	(481,000)	(367,000)
	Long Term Loans Payable	$-	$-

5.	Convertible Debentures

a)	Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan was unsecured, non-interest bearing, and was due on December 21, 2010. The note was convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and was subject to adjustment upon the issuance of certain dilutive instruments. Due to these provisions, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $538,249 resulted in a full discount to the note payable of $225,000 and the recognition of a loss on derivatives of $313,249.

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000 and during the year ended December 31, 2015, the Company repaid $1,000. At December 31, 2015 and 2014, the carrying value of the note was $52,333 and $53,333, respectively. The note is in default at December 31, 2015. The note was written off during the quarter ended September 30, 2016.

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

During the year ended December 31, 2015, the Company recorded total accretion of $500,000. At September 30, 2016 and December 31, 2015, the carrying value of the note was $ 188,030 and $nil with unamortized discount of $311,970 and $500,000, respectively.

c)	On February 11, 2016, the Company entered into two convertible promissory notes for a total of $275,000, pursuant to which the Company received proceeds of $237,500, net of an original issue discount of $25,000 and legal fees of $12,500. The notes are convertible at a price equal to 60% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on February 11, 2017. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging . The initial fair value of the derivative liabilities of $308,492 resulted in a full discount to the note payable of $250,000 and the recognition of $59,492 as additional interest expense.

During the nine months ended September 30, 2016, the Company recorded total accretion of $8,704 and amortization of deferred financing cost of $396. At September 30, 2016, the carrying value of the notes was $8,704 with unamortized discount of $266,296 and deferred financing cost of $12,104.

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

During the nine months ended September 30, 2016, the Company recorded total accretion of $2,919. At September 30, 2016, the carrying value of the notes was $2,919, with an unamortized discount of $52,081.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	Nine Months Ended September 30, 2016	December 31, 2015

Balance at the beginning of the period	16,886,192	$46,065,517

Addition of new derivative liabilities	403,539	-
Change in fair value of warrants	(289,021)	(763,397)
Change in fair value of embedded conversion option	(16,732,465)	(3,840,491)
Modification of embedded conversion options	-	7,415
Derecongnize of derivative liabilities upon settlement of convertible notes	-	(14,582,852)

Balance at the end of the period	268,245	$16,886,192

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black- Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As, required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2015	134% - 216%	0.20% - 1.03%	0%	0.25 - 2.50
At September 30, 2016	264% - 278%	0.33% - 0.58%	0%	0.37 – 0.63

7.	Preferred Stock

a)	On September 30, 2015, the Company designated 3,500,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series A Convertible Preferred Stock). The holders of the Series A Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 10 shares of common stock. Each holder of Series A Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into 10 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

b)	On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of Series A Convertible Preferred Stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. The Company recorded a gain on settlement of debt of $1,495,529.

c)	On November 20, 2015, the Company designated 10,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series B Convertible Preferred Stock). The holders of the Series B Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 4,000 shares of common stock. Each holder of Series B Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series B Convertible Preferred Stock if such conversion occurred would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

8.	Common Stock

a)	On October 8, 2015, the Company issued 435,000 shares of common stock for proceeds of $217 upon the exercise of warrants.

b)	On November 20, 2015, the Company entered into a share exchange agreement with a significant shareholder of the Company, whereby the shareholder exchanged 20,000,000 shares of common stock for 5,000 shares of Series B Convertible Preferred Stock.

c)	During August, 2016, the Company issued 38,479,487 shares of common stock to settle $47,904 on debt conversions with two significant shareholders of the Company.

d)	During September, 2016, the Company issued 115,989,052 shares of common stock to settle $56,552 on a debt conversion with two significant shareholders of the Company.

9.	Commitments

a)	On September 28, 2015, USH Distribution, Corp., a wholly owned subsidiary of the Company, (“USH Distribution”) entered into a consignment agreement whereby USH Distribution will sell workwear apparel manufactured by the consignor in the United States. The agreement expired and terminated, due to nonperformance.

b)	On February 22, 2016, the Company entered into a Release of Claims and Settlement Agreement with John R. Fitzpatrick, III, Steven Pfaff, and certain of the Company’s officers and directors. Pursuant to the settlement agreement, the parties discharged each other from all claims actions, demands, costs, losses, damages, and expenses relating to Mr. Fitzpatrick’s and Mr. Pfaff’s previous employment with the Company in consideration for an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgement against them which shall not be filed unless the Company fails to make the scheduled payments under the settlement agreement. On September 6, 2016, the company paid the remaining $150,000 to settle this dispute in full.

10.	Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended September 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(803,994)	88,870,474	$(0.01)	$57,172,360	77,727,669	$0.74

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(803,994)	88,870,474	$(0.01)	$57,172,360	129,147,995	$0.44

	For the Nine Months Ended September 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$15,155,674	68,473,319	$0.22	$12,863,547	77,727,669	$0.17

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$15,155,674	184,074,234	$0.08	$12,863,547	129,147,995	$0.10

11.	Subsequent Events

a)	On October 6, 2016, the Company issued 24,705,278 shares of common stock to settle $4,330 on a debt conversion with two significant shareholders of the Company.

b)	On November 1, 2016, the Company issued 11,840,583 shares of common stock to settle $1,575 on a debt conversion with a significant shareholder of the Company.

c)	On November 3, 2016, the Company issued 11,800,000 shares of common stock to settle $1,640 on a debt conversion with a significant shareholder of the Company.

d)	On November 4, 2016, the Company issued 11,833,333 shares of common stock to settle $1,668 on a debt conversion with a significant shareholder of the Company.

e)	On November 6, 2016, the Company issued 27,900,667 shares of common stock to settle $4,116 on a debt conversion with a significant shareholder of the Company.

f)	On November 15, 2016, the Company issued 15,000,000 shares of common stock to settle $2,235 on a debt conversion with a significant shareholder of the Company.

g)

On June 15, 2017, Kevin G. Malone resigned as President and as a member of the Board of Directors (the “Board”) of the Company. The Board appointed Everett M. Dickson as President and Chief Executive Officer of the Company, and the Board appointed Mr. Dickson to fill the Board seat vacated by Mr. Malone.

h)	On July 13, 2017, the Company issued 29,788,980 shares of common stock to settle $8,800 on a debt conversion with a significant shareholder of the Company.

I)

On October 30, 2017 the Company issued a convertible note payable of $25,000. The note bears interest at an annual rate of 10% per annum, is uncollateralized, and due 2 years after the date of issuance. The notes will become convertible at a mutually agreed upon rate one year after the issuance date.

j)

One November 18, 2017 the Company issued a convertible note payable of $25,000. The note bears interest at an annual rate of 10% per annum, is uncollateralized and due 2 years after the date of issuance. The notes will become convertible at a mutually agreed upon rate one year after the issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “US Highland,” “we,” “us,” “our,” and similar terms shall refer to US Highland, Inc., an Oklahoma corporation, and its subsidiaries.

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

The Company exited the recreational power sports OEM and leisure activity vehicles markets and is evaluating alternative means to generate ongoing streams of revenue.

Results of Operations

The three-month and nine-month periods ended September 30, 2016 compared to the three-month and nine-month periods ended September 30, 2015

Revenues

The Company had no revenues.

Operating Expenses

Operating general and administrative expenses decreased significantly due to a decrease in ongoing business operations. External professional fees increased for the nine months ended September 30, 2016 in connection with settlement of legal matters.

Net Income (Loss)

The Company recognized gains in connection with writing off accounts payable aged over five years. The Company incurred losses to the extent of writing off of various assets at book value. In addition, the Company experienced a decrease in the fair value of its derivatives over the prior-year periods from the conversion of promissory notes from the prior year.

Liquidity and Capital Resources

Initially, because the Company borrowed funds on a convertible basis, the Company’s cash position was positive. Overall, however, the Company, experienced a decreased cash position due to the decrease in ongoing business operations, because all operating expenses were paid out of cash on hand. In addition, the Company experienced a decrease in non-cash resources in connection the conversion of promissory notes. See Note 5 to the Company’s Financial Statements.

3

Going Concern

The Company has no revenues and has incurred net losses. In addition, at September 30, 2016, there was an accumulated deficit of $72,889,880. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “'Exchange Act'”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 22, 2016, the Company entered into a Release of Claims and Settlement Agreement with John R. Fitzpatrick, III, Steven Pfaff, and certain of the Company's officers and directors. Pursuant to the settlement agreement, the parties discharged each other from all claims actions, demands, costs, losses, damages, and expenses relating to Mr. Fitzpatrick’s and Mr. Pfaff’s previous employment with the Company in consideration for an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgement against them which shall not be filed unless the Company fails to make the scheduled payments under the settlement agreement.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount is included in accounts payable as of September 30, 2016 and December 31, 2015.

Item 1A. Risk Factors.

As a "small reporting company," we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2017, the Company issued 29,788,980 shares of common stock to settle $8,800 on a debt conversion with Union Capital, LLC, a significant shareholder of the Company.

The Company issued the above-mentioned notes in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) each purchaser of the securities was an “accredited investor,” as defined under the Securities Act.

Item 3. Defaults Upon Senior Securities.

All the Company’s senior securities are past due. See Note 4 and Note 5 to the Company’s Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer

5

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

U.S. HIGHLAND, INC.

Date: February 8, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2018	By:	/s/ Everett M Dickson
	Name:	Everett M Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

6