Form 10-K
period 2016-12-31
US Highland, Inc.
filed 2018-02-13
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☐ No. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to files such reports). Yes. ☐ No. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☐ No. ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $898,170 on January 24, 2018, by reference to the price at which the common equity was last sold.

As of February 6, 2018 there were 345,450,049 shares of the registrant’s common stock, par value $0.01 per share outstanding.

FORWARD LOOKING STATEMENTS

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

PART I

Item 1. Business.

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

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

The Company currently has no ownership or leases of property. The Company’s business mailing address is 3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309. The Company’s primary phone number is 918-558-1358.

Item 3. Legal Proceedings.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2016 and 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On March 17, 2008, our common stock was listed for the first time on the OTC Bulletin Board under the symbol “HRCM”. On March 31, 2010, due to our name change, our symbol was changed to “UHLN”. Over the course of the past 52 weeks, UHLN has traded at a low of $0.0003 and a high of $0.0091.

Registered Holders of Our Common Stock

As at December 31, 2017, there were approximately 132 record holders of our common stock.

Dividends

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the Company’s common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

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

Capitalization

Under our Articles of Incorporation, as amended, we are authorized to issue up to 500,000,000 shares of common stock, par value $0.01 per share, and up to 3,550,000 shares of “blank check” preferred stock, par value $0.01 per share. As of December 31, 2017, there were 345,450,049 shares of common stock issued and outstanding. As of December 31, 2017, 3,500,000 shares of “blank check” preferred stock were designated as Series A Preferred Stock and 10,000 shares were designated as Series B Preferred Stock, of which 3,381,520 and 5,000 were issued and outstanding, respectively.

Item 6. Selected Financial Data.

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The twelve-month period ended December 31, 2016 compared to the twelve-month period ended December 31, 2015

Revenues

The Company had no revenues.

Operating Expenses

Operating general and administrative expenses decreased 662% due to a decrease in ongoing business operations. External professional fees increased 5% due to payments made to former executives as part of a $200,000 labor settlement.

Net Income (Loss)

The Company recognized gains in connection with writing off accounts payable aged over five years. The Company incurred losses to the extent of writing off of various assets at book value. In addition, the Company experienced a decrease in the fair value of its derivatives over the prior-year periods from the conversion of promissory notes from the prior year. See Note 1 to the Company’s Financial Statements.

Liquidity and Capital Resources

Initially, because the Company borrowed funds on a convertible basis, the Company’s cash position was positive. Overall, however, the Company, experienced a decreased cash position due to the decrease in ongoing business operations, because all operating expenses were paid out of cash on hand. In addition, the Company experienced a decrease in non-cash resources in connection the conversion of promissory notes. See Notes 5 and 7 to the Company’s Financial Statements.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at December 31, 2016, there was an accumulated deficit of $74,543,629. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

Item 8. Financial Statements and Supplemental Data.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of U.S. Highland, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Highland, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, negative working capital, and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
February 9, 2018

US Highland, Inc.

Consolidated Balance Sheets

	December 31 2016	December 31 2015

ASSETS

Current Assets
Cash and cash equivalents	$260	$13,563
Prepaid expenses	-	93,029
Deposit in Highlon acquisition	-	150,000

Total Current Assets	260	256,592
Deposits		4,664
Property and equipment, net		4,708

Total Assets	$260	$265,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$283,879	$626,883
Accrued liabilities ($177,852 and $361,992 related parties, respectively)	539,844	615,324
Advances from Highlon	-	26,000
Convertible debentures, net of discounts of $180,716 and $500,000, respectively	527,150	52,333
Derivative liabilities	402,881	16,886,192
Loans payable ($370,000 and $180,000 related parties, respectively)	481,000	367,000

Total Liabilities	2,234,754	18,573,732

Commitments

Stockholders’ Deficit
Preferred stock, 40,000 shares authorized, par value $0.01; no shares issued and outstanding	-	-

Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815

Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50

Common stock, 500,000,000 shares authorized, $0.01 par value; 315,661,069 and 58,162,669 shares and outstanding at December 31, 2016 and 2015 respectively	3,156,612	581,627

Common stock reserved for future issuance; 316,500 shares, at December 31, 2015	-	197,865

Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)

Additional paid-in capital	69,892,158	69,697,929

Accumulated deficit	(74,543,629)	(88,045,554)

Total Stockholders’ Deficit	(2,234,494)	(18,307,768)

Total Liabilities and Stockholders’ Deficit	$260	$265,964

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015

	$	$

Revenue	-	-

Operating Expenses
Depreciation	2,252	5,580
General and administrative	39,014	297,352
Professional fees	220,794	210,835

Total Operating Expenses	262,060	513,767

Operating Loss	(262,060)	(513,767)

Other Income (Expense)
Interest expense	(817,841)	(1,011,790)
Change in fair value of derivatives	16,932,425	14,603,888
Gain on settlement of debt	624,966	1,988,114
Loss on Disposal of Assets	(211,681)	-
Loss on Convertible Notes	(2,766,193)	-
Other income	2,311	27

Total Other Income (Expense)	13,763,987	15,580,239

Net (Loss) Income	13,501,927	15,066,472

Net Earnings (Loss) Per Common Share
-Basic	$0.11	$0.20
-Diluted	$0.06	$0.08
Basic weighted average common shares outstanding	122,234,935	75,581,000
Diluted weighted average common shares outstanding	237,835,850	180,382,000

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

									Common
									Stock
									Reserved
	Undesignated Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		For Future	Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuance	Capital	Stock	Deficit	Total

Balance, December 31, 2014	–	$	–	$	–	$	77,727,669	$777,277	$152,236	$54,757,844	$(773,500)	$(103,112,026)	$(48,198,169)

Shares issued for exercise of warrants	–	–	–	–	–	–	435,000	4,350	–	(4,133)	–	–	217

Cancellation of shares pursuant to a Share Exchange Agreement	–	–	–	–	5,000	50	(20,000,000)	(200,000)	–	199,950	–	–	–

Series A Preferred shares issued for settlement of debt	–	–	3,381,520	33,815	–	–	–	–	–	12,815,961	–	–	12,849,776

Gain on settlement of related party debts	–	–	–	–	–	–	–	–	–	1,928,307	–	–	1,928,307

Shares issuable for accrued interest	–	–	–	–	–	–	–	–	45,629	–	–	–	45,629

Net income	–	–	–	–	–	–	–	–	–	–	–	15,066,472	15,066,472

Balance, December 31, 2015	–	$–	3,381,520	$33,815	5,000	$50	58,162,669	$581,627	$197,865	$69,697,929	$(773,500)	$(88,045,554)	$(18,307,768)

Shares Issued for Debt Conversions							257,498,400	$2,574,985		194,229			2,769,214

Write-off of shares issuable for accrued interest									(197,865)				(197,865)

Net Income												13,501,925	13,501,925
Balance, December 31, 2016		$-	3,381,520	$33,815	5,000	$50	315,661,069	$3,156,612	$0	69,892,158	(773,500)	(74,543,629)	$(2,234,494)

(The accompanying notes are an integral part of these consolidated financial statements)

US Highland, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Operating Activities

Net income (loss)	$13,501,927	$15,066,472

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense	2,252	5,580
Accretion expense	693,784	773,700
Change in fair value of derivatives	(16,932,425)	(14,603,888)
Gain on Settlement of assets and payables	(563,585)	(1,988,144)
Shares issuable for interest expense	-	45,629
Loss on Convertible Debt	2,766,193	-

Changes in operating assets and liabilities:
Prepaid expenses and deposits	-	9,533
Accounts payable and accrued liabilities	94,624	131,620
Accrued liabilities – related parties	(56,573)	158,279

Net Cash Used in Operating Activities	(493,803)	(401,189)

Net Cash Used in Investing Activities	-	–

Financing Activities
Advances from Highlon	-	26,000
Proceeds from exercise of warrants	-	217
Proceeds from convertible debentures	285,500	–
Proceeds from loans payable	195,000	216,000
Proceeds from loans payable – related parties	-	180,200
Repayment of loans	-	(8,500)
Repayment of loans – related parties	-	(13,200)
Net Cash Provided by Financing Activities	480,500	400,717

Increase (Decrease) In Cash	(13,303)	(472)

Cash - Beginning of Period	13,563	14,035

Cash - End of Period	$260	$13,563

Supplement Cash Flows Information:
Cash paid for Income Taxes:	$-	$-
Cash paid for interest	$-	$4,580

Non-cash Investing and Financing Activities
Series A Preferred Shares issued for settlement of debt	$-	$12,849,776
Series B Preferred Shares Issued for cancellation of common shares	$-	$200,000
Gain on settlement of debts	$-	$1,928,307
Common shares issued for payment on convertible debt	$2,769,213	$-

(The accompanying notes are an integral part of these consolidated financial statements)

US HIGHLAND, INC

Notes to the consolidated financial statements

for the year ended December 31 2016

1)	Summary of Business and Basis of Presentation

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of December 31, 2016, current liabilities exceed current assets by $2,234,494 and the Company has an accumulated deficit of $74,543,629. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Description of New Business Decisions

On September 30, 2016, the company recognized write off of debt and prepaid expenses under the Oklahoma Statutes, Title 12, Section 12-95.A.1. and Section 12-95.A.2. for expired period of limitations.

2.	Summary of Significant Accounting Policies

	a)	Principles of Consolidation

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

Financial instruments consist principally of cash and cash equivalents, loan receivable, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2016 or 2015. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 8 for additional information

g)	Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely that not that all or a portion of a deferred tax asset will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2016 or 2015.

h)	Research and Development

Research and development costs are expensed as incurred.

i)	Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per common share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. At December 31, 2016 and 2015, approximately 115,600,915 and 50,986,000 shares, respectively, underlying the convertible debentures and warrants were antidilutive.

j)	Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purpose.

k)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Deposit on Highlon Distribution Inc. Acquisition

On December 30, 2014, the Company entered into a share exchange agreement with Highlon Distribution, Inc. (Highlon). Per the agreement, the Company will exchange 100 shares of the Company’s common stock for 100% of the Highlon shares. In addition, the Company will transfer $150,000 to Highlon within five days from the execution of the agreement. Highlon is a distribution management business focusing on marketing existing product in logistics area. During the year ended December 31, 2016, the Company wrote-off the deposit of $150,000 pursuant to a subsequent settlement agreement with Highlon and the former President of the Company. Pursuant to the settlement agreement, the Company also agreed to pay the former President of the Company an additional $20,185, offset by advances from Highlon of $26,000 and accounts payable to the former President of the Company of $5,885, resulting in a loss on settlement of debt of $138,300.

4.	Property and Equipment

Depreciation expense amounted to $2,252 and $5,580 for the year ended December 31, 2016 and 2015, respectively.

On September 30, 2016, the company wrote off the property and equipment that was disposed.

5.	Loans Payable

Loans payable consist of the following:		December 31, 2016	December 31, 2015
a)	Loans payable that are unsecured, non-guaranteed, past due and are non-interest bearing on September 30, 2016, the company recognized write off of debt under the Oklahoma Statutes, Title 12, Section 12-95.A.1. and Section 12-95.A.2. for expired period of limitations.	$-	$25,000
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

		$-	$56,000
c)	On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.	$27,000	$27,000
d)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	$3,000	$3,000
e)	On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.	$111,000	$66,000
f)	On December 4, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015, and December 23, 2015, the Company issued unsecured notes payable of $20,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively, to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	$190,000	$190,000
g)	On September 2, 2016 the Company issued an unsecured note payable of $100,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$100,000	-
h)	On September 2, 2016 the Company issued an unsecured note payable of $50,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$50,000	-

	Total	$481,000	$367,000
	Less Short-Term Portion	(481,000)	(367,000)
	Long Term Loans Payable	$-	$-

6.	Related Party Transactions

	a)	Accrued liabilities owed as of December 31, 2016 and 2015 are $177,582 and $361,992, respectively. Amounts consist of wages, consulting fees, and expense reimbursements owed to former officers and directors.

7.	Convertible Debentures

	a)	Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan was unsecured, non-interest bearing, and was due on December 21, 2010. The note was convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and was subject to adjustment upon the issuance of certain dilutive instruments. Due to these provisions, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $538,249 resulted in a full discount to the note payable of $225,000 and the recognition of a loss on derivatives of $313,249.

On June 2, 2010, the Company issued 6,386 restricted shares of common stock upon the conversion of the principal amount of $166,667. The fair value of the derivative liability at June 2, 2010, was $266,425 and $197,352 was reclassified to additional paid-in capital upon conversion. During the year ended December 31, 2013, the Company repaid $2,000 of the note, during the year ended December 31, 2014, the Company repaid an additional $3,000 and during the year ended December 31, 2015, the Company repaid $1,000. At December 31, 2015, the carrying value of the note was $52,333. The note is in default at December 31, 2015. The note was written off during the quarter ended September 30, 2016.

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

During the year ended December 31, 2015, the Company recorded total accretion of $500,000. At December 31, 2016 and 2015, the carrying value of the note was $ 500,000 and $nil with a discount of $nil and $500,000, respectively.

c)	On February 11, 2016, the Company entered into two convertible promissory notes for a total of $275,000, pursuant to which the Company received proceeds of $237,500, net of an original issue discount of $25,000 and legal fees of $12,500. The notes are convertible at a price equal to 60% of the lowest trading price of the Company’s common stock for the 20 prior trading days, bearing interest at 8% per annum and due on February 11, 2017. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liabilities of $308,492 resulted in a full discount to the note payable of $250,000 and the recognition of $59,492 as additional interest expense.

During the year ended December 31, 2016, the Company recorded total accretion of $135,260 a portion of the principal was converted during the year, see Note 10. At December 31, 2016, the carrying value of the notes was $135,260 with unamortized discount of $139,740.

d)	On May 17, 2016, the Company entered into a convertible promissory note for $55,000, pursuant to which the Company received proceeds of $48,000, net of an original issue discount of $5,000 and legal fees of $2,000. The notes are convertible at a price equal to 55% of the lowest trading price of the Company’s common stock for the 20 prior trading days, bearing interest at 8% per annum and due on May 17, 2017. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liabilities of $95,047 resulted in a full discount to the note payable of $50,000 and the recognition of $45,047 as additional interest expense.

During the year ended December 31, 2016, the Company recorded total accretion of $9,544. At December 13, 2016, the carrying value of the notes was $9,544 with unamortized discount of $45,456.

8.	Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 5 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Balance at the beginning of the period	$16,886,192	$46,065,517

Addition of new derivative liabilities	403,539	-
Change in fair value of warrants	(290,276)	(763,397)
Change in fair value of embedded conversion option	(16,596,574)	(13,840,491)
Modification of embedded conversion options	-	7,415
Derecognizing of derivative liabilities upon settlement of convertible notes	-	(14,582,852)

Balance at the end of the period	$402,881	$16,886,192

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2015	134% - 216%	0.20% - 1.03%	0%	0.25 - 2.50
At December 31, 2016	142% - 357%	0.33% - 0.58%	0%	0.25 – 1.00

9.	Preferred Stock

	a)	On September 30, 2015, the Company designated 3,500,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series A Convertible Preferred Stock). The holders of the Series A Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 10 shares of common stock. Each holder of Series A Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into 10 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

	b)	On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of Series A Convertible Preferred Stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. The Company recorded a gain on settlement of debt of $1,495,529.

	c)	On November 20, 2015, the Company designated 10,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series B Convertible Preferred Stock). The holders of the Series B Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 4,000 shares of common stock. Each holder of Series B Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series B Convertible Preferred Stock if such conversion occurred would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

10.	Common Stock

	a)	On October 8, 2015, the Company issued 435,000 shares of common stock for proceeds of $217 upon the exercise of warrants.

	b)	On November 20, 2015, the Company entered into a share exchange agreement with a significant shareholder of the Company, whereby the shareholder exchanged 20,000,000 shares of common stock for 5,000 shares of Series B Convertible Preferred Stock.

	c)	During August, 2016, the Company issued 38,479,487 shares of common stock to settle $47,904 on debt conversions with two significant shareholders of the Company.

	d)	During September, 2016, the Company issued 115,989,052 shares of common stock to settle $56,552 on a debt conversion with two significant shareholders of the Company.

	e)	On October 6, 2016, the Company issued 24,705,278 shares of common stock to settle $4,330 on a debt conversion with two significant shareholders of the Company

	f)	On November 1, 2016 the Company issued 11,840,583 shares of common stock to settle $1,575 on a debt conversion with a significant shareholder of the Company.

	g)	On November 3, 2016 the Company issued 11,800.00 shares of common stock to settle $1,640 on a debt conversion with a significant shareholder.

	h)	On November 4 2016 the Company issued 11,833,333 shares of common stock to settle $1,668 on a debt conversion with a significant shareholder.

	i)	On November 6, 2016 the Company issued 27,900,667 shares of common stock to settle $4,116 on a debt conversion with a significant shareholder.

	j)	On November 15, 2016 the Company issued 15,000,000 shares of common stock to settle $2,235 on a debt conversion with a significant shareholder.

	k)	During November 2016, the Company issued 78,374,583 shares of common stock to settle $11,234 on a debt conversion with two significant shareholders of the Company.

11.	Commitments

	a)	On September 28, 2015, USH Distribution, Corp., a wholly owned subsidiary of the Company, (“USH Distribution”) entered into a consignment agreement whereby USH Distribution will sell workwear apparel manufactured by the consignor in the United States. The agreement expired and terminated, due to nonperformance.

	b)	On February 22, 2016, the Company entered into a Release of Claims and Settlement Agreement with John R. Fitzpatrick, III, Steven Pfaff, and certain of the Company’s officers and directors. Pursuant to the settlement agreement, the parties discharged each other from all claims actions, demands, costs, losses, damages, and expenses relating to Mr. Fitzpatrick’s and Mr. Pfaff’s previous employment with the Company in consideration for an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgement against them which shall not be filed unless the Company fails to make the scheduled payments under the settlement agreement. On September 6, 2016, the company paid the remaining $150,000 to settle this dispute in full.

12.	Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended December 31,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$13,501,927	122,234,935	$0.11	$15,066,472	75,581,000	$0.20

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$13,501,927	237,835,850	$0.06	$15,137,982	180,382,000	$0.08

13.	Income Taxes

The Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended December 31, 2016, and 2015. At December 31, 2016, $10,378,495 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2030. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. There is a potential that the NOL not be able to be used. The company is currently evaluating the ability to use the NOL in future periods.

The components of the net deferred tax asset at December 31, 2016, and 2015, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31, 2016	December 31, 2015

Net operating loss carry forwards	$6,407,215	$3,528,688

Valuation allowance	(6,407,215)	(3,528,688)

Net deferred taxes	$-	$-

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Net loss before taxes	$13,501,927	$15,066,472
Statutory rate	34%	34%

Computed expected tax (recovery)	$4,590,655	$5,122,600
Depreciation	2,252	1,897
Accretion	693,784	263,058
Gain/Loss on derivatives and convertible notes	(14,166,232)	(4,965,322)
Gain/Loss on write-down of assets and liabilities	413,285	(675,959)
Shares issuable for interest expense	-	15,514
Net operating loss	(8,466,256)	238,212
Valuation allowance	(8,466,256)	(238,212)

Net deferred taxes	$-	$-

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of December 31, 2016, and 2015, the Company did not recognize any liability for unrecognized tax benefits.

14.	Subsequent Events

a)	On June 15, 2017, Kevin G. Malone resigned as President and as a member of the Board of Directors (the “Board”) of the Company. The Board appointed Everett M. Dickson as President and Chief Executive Officer of the Company, and the Board appointed Mr. Dickson to fill the Board seat vacated by Mr. Malone.

b)	On July 13, 2017, the Company issued 29,788,980 shares of common stock to settle $8,800 on a debt conversion with a significant shareholder of the Company.

c)	On October 30, 2017 the Company issued a convertible note payable of $25,000 respectively. The note bears interest at an annual rate of 10% per annum, is uncollateralized, and due 1 year after the date of issuance.

d)	On November 18, 2017 the Company issued a convertible note payable of $25,000 respectively. The note bears interest at an annual rate of 10% per annum, is uncollateralized and is due 1 year from the date of issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in a Form 8-K filed on January 11, 2018, January 2, 2018, we engaged Fruci & Associates II, PLLC (“Fruci”) as our principal independent accountants. On January 11, 2018, we dismissed GBH CPAs PC (“GBH”) as the Company’s independent registered public accounting firm. The decision to terminate the services of GBH and retain Fruci as the principal independent accountants was approved by our board of directors.

In connection with the foregoing change in accountants, there was no disagreement of the type described in paragraph (a)(1)(iv) if Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of such Item.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “‘Exchange Act’“). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

For events subsequent to the time period covered herein, see Note 1 in the Company’s Financial Statements. The Company recognized a write off of notes payable and accounts payable under the Oklahoma Statutes, Title 12, Section 12-95.A.1. and Section 12-95.A.2. with respect to expired period of limitations. The Company obtained a legal opinion in support of its decision to write-off the referenced notes payable and accounts payable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position	Director Since

Everett M. Dickson	54	President and Chief Executive Officer	June 27, 2017

Deborah Engles	50	Interim Chief Financial Officer	- -

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

Everett M. Dickson, Director

On June 27, 2017, the Board of Directors of the Company appointed Everett M. Dickson as President and Chief Executive Officer of the Company. Mr. Dickson has been serving as a member of the Company’s Board of Directors since June 2017. From 2012 until his joining the Company in June 2017, Mr. Dickson worked in the moist tobacco alternative fuels industry. From 2005 through 2011, Mr. Dickson worked in the alternative fuels industry.

Deborah E. Engles, Interim Chief Financial Officer

Deborah E. Engles has been serving as the Interim Chief Financial Officer of the Company since August 2014 to July 28 2017. From 2012 to 2014, she served as its Executive Manager of Administration and Finance, and from 2009 to 2012, she served as US Highland Inc.’s Office Manager. From 2006 to 2010, she served as Officer/Manager to several small startup companies.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

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

Potential Conflicts of Interest

Because we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have a financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only five directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

During the fiscal year ended December 31, 2015, none of our officers and directors filed Section 16(a) reports. The Company’s current officers and directors intends to file such reports in the near future.

Other than the foregoing, based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our greater than 10% beneficial owners were complied with under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended December 31, 2016; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended December 31, 2016 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2016.

Summary Compensation Table

Name & Principal	Year Ended December	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Incentive Compensation Earnings	All Other Compensation	Total
Position	31,	($)		($)	($)	($)	($)	($)	($)	($)

Josh W. Whitaker (1)	2015	144,000	(2)	0	0	0	0	0	0	144,000	(2)
Deborah Engles	2015	74,760		0	0	0	0	0	0	74,760
Kevin Malone	2016	14,000		0	0	0	0	0	0	14,000

___________

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

Long-Term Incentive Plans

As of December 31, 2016, the Company had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table sets forth information with respect to the beneficial ownership of each class of our voting securities as of December 31, 2017, by (i) each of our directors and executive officers, (iii) all of our directors and executive officers as a group and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o US Highland, Inc. 3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309.

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

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company. However, pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 3,550,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. As of December 31, 2017, 40,000 shares of “blank check” preferred stock remain available for designation and issuance. Although we have no present intention to issue any additional shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of December 31, 2015, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

None.

Item 14. Principal Accounting Fees and Services

On January 11, 2018, we appointed Fruci & Associates II, PLLC of Spokane, Washington, as our new independent certified public accountants beginning with the period ended September 30, 2016, and for subsequent periods.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Fruci & Associates II, PLLC (“Fruci”), our principal accountants, respectively, for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Years Ended December 31, 2016 and 2015:	$14,500

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2016 and 2015 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended December 31, 2016:	$0
Fiscal Year Ended December 31, 2015:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended December 31, 2016:	$5,000
Fiscal year ended December 31, 2015:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2013 and 2014 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended December 31, 2016:	$0
Fiscal year ended December 31, 2015:	$0

Pre-Approval Policies and Procedures

We have not used Fruci or GBH for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We never engaged Fruci or GBH to provide compliance outsourcing services. Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by Fruci and GBH and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

Item 15. Exhibits

Financial statement included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Exhibit	Description

16.1	Letter, dated February 8, 2018, from Fruci & Associates, II PLLC to the SEC (Filed as an exhibit to Form 8-K filed on February 2, 2018 and incorporated by reference herein.)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

U.S. HIGHLAND, INC.

Date: February 13, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2018	By:	/s/ Everett M Dickson
	Name:	Everett M Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

