Form 10-Q
period 2017-06-30
US Highland, Inc.
filed 2018-02-13
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 6, 2018 there were 345,450,049 shares of Common Stock, par value $0.01 per share, issued, and 345,450,049 outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

3

US Highland, Inc.

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents	$81	$260

Total Current Assets	81	260

Total Assets	$81	$260

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$296,990	$283,879
Accrued liabilities ($29,982 and $29,914 related parties, respectively)	636,098	539,844
Convertible debentures, net of discounts of $0 and $180,716, respectively	707,866	527,150
Derivative liabilities	1,277,585	402,881
Loans payable ($370,000 and $370,000 related parties, respectively)	481,000	481,000

Total Liabilities	3,399,539	2,234,754

Commitments

Stockholders’ Deficit

Preferred stock, 40,000 shares authorized, par value $0.01; no shares issued and outstanding	–	–

Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815

Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50

Common stock, 500,000,000 shares authorized, $0.01 par value; 315,661,069 shares issued and outstanding at June 30, 2017 and December 31, 2016	3,156,612	3,156,612

Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)

Additional paid-in capital	69,892,158	69,892,158

Accumulated deficit	(75,708,593)	(74,543,629)

Total Stockholders’ Deficit	(3,399,458)	(2,234,494)

Total Liabilities and Stockholders’ Deficit	$81	$260

US Highland, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the 3-month Period Ended June 30,		For the 6-month Period Ended June 30,
	2017	2016	2017	2016
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Depreciation	-	1,126	-	2,252
General and administrative	-	29,923	-	168,178
Professional fees	27,728	53,099	55,289	117,989

Total Operating Expenses	27,728	84,148	55,289	288,419

Operating Loss	(27,728)	(84,148)	(55,289)	(288,419)

Other Income (Expense)

Interest expense	(42,721)	(188,241)	(234,970)	(249,821)
Change in fair value of derivatives	(847,462)	3,711,355	(874,704)	16,633,366

Loss on Settlement with Highlon				(118,115)
Equity in the net loss of Joint Venture		(19,654)		(19,654)

Other income	-	1,789	-	2,311

Total Other Income (Expense)	(890,183)	3,505,249	(1,109,674)	16,248,087

Net (Loss) Income	$(917,911)	$3,421,101	$(1,164,963)	$15,959,668

Net Earnings (Loss) Per Common Share
-Basic	$0.00	$0.06	$0.00	$0.27
-Diluted	$0.00	$0.01	$0.00	$0.06
Basic weighted average common shares outstanding	315,661,069	58,163,000	315,661,069	58,163,000
Diluted weighted average common shares outstanding	315,661,069	282,000,000	315,661,069	282,003,000

US Highland, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Operating Activities

Net income (loss)	$(1,164,963)	$15,959,668

Adjustments to reconcile net income (loss) to cash used in operating activities:

Depreciation expense	-	2,252
Accretion expense	180,716	79,551
Amortization of deferred financing cost	-	428
Equity in the net loss of joint venture	-	19,654
Interest expense related to derivatives liability in excess of debt	-	103,539
Loss on settlement with Highlon	-	118,115
Change in fair value of derivatives	874,704	(16,633,366)
Shares issuable for interest expense	-	3,654

Changes in operating assets and liabilities:

Accrued Interest on Loans Receivable	-	(2,311)
Prepaid expenses and deposit	-	90,529
Accounts payable and accrued liabilities	13,110	(20,018)
Accrued liabilities – related parties	96,254	46,307
Net Cash Used in Operating Activities	(179)	(231,998)

Investing Activities
Issuance of Loans Receivable Lava	-	(101,000)
Net Cash Used in Investing Activities	-	(101,000)

Financing Activities
Proceeds from convertible debentures	-	285,500
Proceeds from loans payable	-	45,000
	-
Net Cash Provided by Financing Activities	0	330,500
Increase (Decrease) In Cash	(179)	(2,498)

Cash - Beginning of Period	260	13,563
Cash - End of Period	$81	$11,065

Supplement Cash Flows Information:
Cash paid for Income Taxes:	$-	$-
Cash paid for interest	$-	$-

US Highland, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2017

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on February 8, 2016 (the “2016 Annual Report”).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of June 30, 2017 current liabilities exceed current assets by $3,399,458 and the Company has an accumulated deficit of $75,708,593. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Description of New Business Decisions

On June 15, 2017, Kevin G. Malone resigned as President and as a member of the Board of Directors (the “Board”) of the Company. The Board appointed Everett M. Dickson as President and Chief Executive Officer of the Company, and the Board appointed Mr. Dickson to fill the Board seat vacated by Mr. Malone.

2.	Property and Equipment

Depreciation expense amounted to $0 and $2,252 for the 6- months ended June 30, 2017 and 2016, respectively. On September 30, 2016, the company wrote off the property and equipment that was disposed.

3.	Loans Payable

Loans payable consist of the following:		June 30, 2017	December 31, 2016

a)	On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.	$27,000	$27,000
b)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	$3,000	$3,000
c)	On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.	$111,000	$111,000
d)	On December 4, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015, and December 23, 2015, the Company issued unsecured notes payable of $20,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively, to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	$190,000	$190,000
e)	On September 2, 2016 the Company issued an unsecured note payable of $100,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$100,000	$100,000
f)	On September 2, 2016 the Company issued an unsecured note payable of $50,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$50,000	$50,000
g)	Total	$481,000	$481,000
	Less Short-Term Portion	(481,000)	(481,000)
	Long Term Loans Payable	$-	$-

All of the notes are past due as of the issuance of these financial statements.

4.	Convertible Debentures

a)	On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014. In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company. The note is secured against substantially all of the assets of the Company.

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

During the year ended December 31, 2016, the Company recorded total accretion of $500,000. At June 30, 2017 and December 31, 2016, the carrying value of the note was $500,000.

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

During the six months ended June 30, 2017, the entire balance of the discounts and costs were recognized in full. At June 30, 2017, the carrying value of the notes was $275,000. These notes are past due as of the issuance of these financial statements.

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

During the six months ended June 30, 2017, the Company recorded total accretion of $29,862 and amortization of deferred financing cost of $500. At June 30, 2017, the carrying value of the note was $55,000. This note is past due as of the issuance of these financial statements.

5.	Related Party Transactions

a)	At June 30, 2017, the Company owed a director of the Company $29,000 for wages and consulting fees. In addition, the Company owes the director of the Company accrued interest of $982 and $914 at June 30, 2017 and December 31, 2016 respectively, which has been included in accrued liabilities.

6.	Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 4 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	6- Month Period Ended June 30, 2017	Year Ended December 31, 2016

Balance at the beginning of the period	$402,881	$16,886,192

Addition of new derivative liabilities	-	403,539
Change in fair value of warrants	-	(290,276)
Change in fair value of embedded conversion option	874,704	(16,596,574)

Balance at the end of the period	$1,277,585	$402,881

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2016	274.76% - 356.84%	.05%	0%	0.25 – 0.38
At June 30, 2017	327.28%	1.03%	0%	0.25

7.	Preferred Stock

a)	On September 30, 2015, the Company designated 3,500,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series A Convertible Preferred Stock). The holders of the Series A Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 10 shares of common stock. Each holder of Series A Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into 10 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

b)	On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of Series A Convertible Preferred Stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. The Company recorded a gain on settlement of debt of $1,495,529.

c)	On November 20, 2015, the Company designated 10,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series B Convertible Preferred Stock). The holders of the Series B Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 4,000 shares of common stock. Each holder of Series B Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series B Convertible Preferred Stock if such conversion occurred would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

8.	Common Stock

a)	During August, 2016, the Company issued 38,479,487 shares of common stock to settle $47,904 on debt conversions with two significant shareholders of the Company.

b)	During September, 2016, the Company issued 115,989,052 shares of common stock to settle $56,552 on a debt conversion with two significant shareholders of the Company.

c)	On October 6, 2016, the Company issued 24,705,278 shares of common stock to settle $4,330 on a debt conversion with two significant shareholders of the Company.

d)	During November, 2016, the Company issued 78,374,583 shares of common stock to settle $11,234 on a debt conversion with two significant shareholders of the Company.

e)	As of June 30, 2017, there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. In accordance with ASC 815 Derivatives and Hedging, the Company analyzed which contracts classify as equity through the following sequencing methodology: Contracts with no maturity date (convertible preferred shares), then contracts with the earliest maturity date first. Under this methodology, the management determined there was no additional liability as there is already a derivative liability recorded for the embedded conversion feature.

9.	Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2017			2016
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(917,911)	315,661,069	$0.00	$3,421,101	58,163,000	$0.06

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(917,911)	315,661,069	$0.00	$3,466,954	282,000,000	$0.01

As of June 30, 2017, all common stock equivalents were included as they would be anti-dilutive.

10.	Subsequent Events

In accordance with ASC 855-140, Subsequent Events, the Company analyzed its operations subsequent to June 30, 2017, through the date the financial statements were available to be issued, and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

a)	On July 13, 2017, the Company issued 29,788,980 shares of common stock to settle $8,800 on a debt conversion with a significant shareholder of the Company.

b)

On October 30, 2017 the Company issued a convertible note payable of $25,000. The note bears interest at an annual rate of 10% per annum, is uncollateralized, and due 2 years after the date of issuance. The notes will become convertible at an agreed upon rate one year after the issuance date.

c)

On November 18, 2017 the Company issued a convertible note payable of $25,000. The note bears interest at an annual rate of 10% per annum, is uncollateralized, and due 2 years after the date of issuance. The notes will become convertible at an agreed upon rate one year after the issuance date.

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

Results of Operations

The three-month and six-month periods ended June 30, 2017 compared to the three-month and six-month periods ended June 30, 2016

Revenues

The Company had no revenues.

Operating Expenses

Operating general and administrative expenses decreased 91% due to a decrease in ongoing business operations. Similarly, external professional fees decreased to $0 in connection with the decreased operating activity.

Net Income (Loss)

During the three months ended June 30, 2017 interest expense was $42,721, a 341% decrease over the June 30, 2016 expense of $188,241. This was due to issuances of convertible notes and amortization of the related discount for the notes issued during 2016, in the current quarter the discount was fully amortized. In addition, the Company experienced a decrease in the fair value of its derivatives over the prior-year periods from the conversion of promissory notes during the prior year.

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

4

Going Concern

The Company has no revenues and has incurred net losses. In addition, at June 30, 2017, there was an accumulated deficit of $75,708,593. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. This amount was included in the accounts payable as of June 30, 2017 and December 31, 2016

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

6

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

7