Form 10-K
period 2017-12-31
US Highland, Inc.
filed 2018-04-04
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. . ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☐ No. ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $898,170 on June 30, 2017, by reference to the price at which the common equity was last sold.

As of March 15, 2018 there were 371,049,115 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

PART I

Item 1. Business.

US Highland, Inc. was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. (the “Company”) was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On March 8, 2018, the Company entered the fast-casual restaurant space through its share-exchange acquisition of TruFood Provision Co., a healthy dining establishment that plans to expand across the south east. TruFood Provision Co. is a healthy dining pure play, and positions the Company in the rapidly growing healthy eating space.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

The Company currently has no ownership or leases of property. The Company’s business mailing address is 3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309. The Company’s primary phone number is (404) 419-2253.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2017 and 2016.

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

Recent Sales of Unregistered Securities

On July 13, 2017, the Company issued 29,788,980 shares of common stock to settle $8,800 in principal and $1,924 of interest on a debt conversion with Union Capital, LLC, a significant shareholder of the Company.

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

Capitalization

Under our Articles of Incorporation, as amended, we are authorized to issue up to 1,000,000,000 shares of common stock, par value $0.01 per share, and up to 3,550,000 shares of “blank check” preferred stock, par value $0.01 per share. As of December 31, 2017, there were 345,450,049 shares of common stock issued and outstanding. As of December 31, 2017, 3,500,000 shares of “blank check” preferred stock were designated as Series A Preferred Stock and 10,000 shares were designated as Series B Preferred Stock, of which 3,381,520 and 5,000 were issued and outstanding, respectively.

Item 6. Selected Financial Data.

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The twelve-month period ended December 31, 2017 compared to the twelve-month period ended December 31, 2016

Revenues

The Company had no revenues.

Operating Expenses

Operating general and administrative expenses decreased 96% due to a decrease in ongoing business operations. External professional fees decreased 64% due to due to a decrease in ongoing business operations.

Net Income (Loss)

During 2016, the Company recognized gains in connection with writing off accounts payable aged over five years. During 2016, the Company incurred losses to the extent of writing off of various assets at book value. In addition, the Company experienced a decrease in the fair value of its derivatives over the prior-year period from the conversion of promissory notes from the prior year. See Note 1 to the Company’s Financial Statements.

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

Going Concern

The Company has no revenues and has incurred net losses. In addition, at December 31, 2017, there was an accumulated deficit of $75,244,112. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplemental Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of US Highland, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of US Highland, Inc. as of December 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. US Highland, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Highland, Inc. as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

Spokane, Washington

March 30, 2018

US Highland, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS

Current Assets

Cash and cash equivalents	$3,066	$260
Deposit in acquisition	75,000	-

Total Current Assets	78,066	260

Total Assets	$78,066	$260

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$350,465	$283,879
Accrued liabilities ($0 and $177,852 related parties, respectively)	704,987	539,844
Convertible debentures, net of discounts of $0 and $180,716, respectively	768,753	527,150
Derivative liabilities	409,948	402,881
Loans payable ($0 and $370,000 related parties, respectively)	481,000	481,000

Total Liabilities	2,715,154	2,234,754

Commitments and Contingencies	0	0

Stockholders’ Deficit

Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815

Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50

Common stock, 1,000,000,000 shares authorized, $0.01 par value; 345,450,049 and 315,661,049 shares and outstanding at December 31, 2017 and 2016 respectively	3,454,502	3,156,612

Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)

Additional paid-in capital	69,892,158	69,892,158

Accumulated deficit	(75,244,112)	(74,543,629)

Total Stockholders’ Deficit	(2,637,087	(2,234,494)

Total Liabilities and Stockholders’ Deficit	$78,066	$260

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016

Revenue	$-	$-

Operating Expenses

Depreciation	-	2,252
General and administrative	1,681	39,014
Professional fees	78,715	220,796

Total Operating Expenses	80,396	262,062

Operating Loss	(80,396)	(262,062)

Other Income (Expense)

Interest expense	(325,471)	(817,841)
Change in fair value of derivatives	(44,084)	16,932,425
Gain on settlement of debt	-	624,966
Loss on Disposal of Assets	(383)	(211,681)
Loss on Convertible Notes	(250,149)	(2,766,193)
Other income	-	2,311

Total Other Income (Expense)	(620,087)	13,763,987

Net (Loss) Income	$(700,483)	$13,501,925

Net Earnings (Loss) Per Common Share
-Basic	$-	$0.11
-Diluted	$-	$0.06
Basic weighted average common shares outstanding	321,226,043	122,234,935
Diluted weighted average common shares outstanding	321,226,043	237,835,850

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Undesignated Preferred Stock 40,000 shares authorized		Series A Preferred Stock 3,500,000 shares authorized		Series B Preferred Stock 100,000 shares authorized		Common Stock 500,000,000 shares authorized		Common
	Shares Issued	Par Value $0.01 per share	Shares Issued	Par Value $0.01 per share	Shares Issued	Par Value $0.01 per share	Shares Issued	Par Value $0.01 per share	Stock Reserved For Future Issuance	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholder’s Equity
Balance, December 31, 2015	-	$-	3,381,520	$33,815	5,000	$50	58,162,669	$581,627	$197,865	$69,697,929	$(773,500)	$(88,045,554)	$(18,307,768)

Shares Issued for Debt Conversions	-	-	-	-	-	-	257,498,400	2,574,985	-	194,229	-	-	2,769,214
Write-off of shares issuable for accrued interest	-	-	-	-	-	-	-	-	(197,865)	-	-	-	(197,865)
Net income	-	-	-	-	-	-	-	-	-	-	-	13,501,925	13,501,925
Balance, December 31, 2016	-	$-	3,381,520	$33,815	5,000	$50	315,661,069	$3,156,612	$-	$69,892,158	$(773,500)	$(74,543,629)	$(2,234,494)

Shares issued on convertible notes	-	-	-	-	-	-	29,788,980	297,890	-	-	-	-	297,890
Net income	-	-	-	-	-	-	-	-	-	-	-	(700,483)	(700,483)
Balance, December 31, 2017	-	$-	3,381,520	$33,815	5,000	$50	345,450,049	$3,454,502	$-	69,892,158	$(773,500)	$(75,244,112)	$(2,637,087)

(The accompanying notes are an integral part of these consolidated financial statements.)

US Highland, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016

Operating Activities

Net income (loss)	$(700,483)	$13,501,925

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense	-	2,252
Accretion expense	180,716	693,785
Change in fair value of derivatives	44,084	(16,932,425)
Gain on Settlement of assets and payables		(563,585)
Loss on Convertible Debt	250,149	2,766,193

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(75,000)	-
Accounts payable and accrued liabilities	431,192	94,624
Accrued liabilities – related parties	(177,852)	(56,572)

Net Cash Used in Operating Activities	(47,194)	(493,803)

Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from convertible debentures	50,000	285,500
Proceeds from loans payable	-	195,000
Net Cash Provided by Financing Activities	50,000	480,500

Increase (Decrease) In Cash	2,806	(13,303)

Cash - Beginning of Period	260	13,563

Cash - End of Period	$3,066	$260

Supplement Cash Flows Information:
Cash paid for Income Taxes:	$-	$-
Cash paid for interest	$-	$-

Non-cash Investing and Financing Activities
Common shares issued for payment on convertible debt	$10,724	$2,769,213

(The accompanying notes are an integral part of these consolidated financial statements.)

US HIGHLAND, INC.

Notes to the consolidated financial statements

for the year ended December 31, 2017

1.	Summary of Business and Basis of Presentation

Organization and Business

US Highland, Inc. was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. (the “Company”) is a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On March 8, 2018, the Company entered the fast-casual restaurant space through its share-exchange acquisition of TruFood Provision Co., a healthy dining establishment that plans to expand across the south east. TruFood Provision Co. is a healthy dining pure play, and positions the Company in the rapidly growing healthy eating space.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of December 31, 2017, current liabilities exceed current assets by $2,637,087 and the Company has an accumulated deficit of $75,244,112. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Description of New Business Decisions

On September 30, 2016, the company recognized a write off of debt and prepaid expenses under the Oklahoma Statutes, Title 12, Section 12-95.A.1. and Section 12-95.A.2. for expired period of limitations.

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

e)	Fair Value Measurements

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

Financial instruments consist principally of cash and cash equivalents, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2017 or 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

f)	Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely that not that all or a portion of a deferred tax asset will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2017 or 2016.

g)	Research and Development

Research and development costs are expensed as incurred.

h)	Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per common share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same. At December 31, 2017 and 2016, approximately 518,500,000 and 115,600,915 shares, respectively, underlying the convertible debentures and preferred shares were antidilutive.

i)	Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purpose.

j)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Deposit on TruFood Provisions Co. Acquisition

On March 8, 2018, the Company entered into a share exchange agreement with TruFood Provisions Co (TruFood). Per the agreement, the Company will exchange 65% of the issued and outstanding stocks of US Highland and $75,000 for 100% of the equity of TruFood. It is expected that all other debt related to the operation of TruFood will be retired at or prior to the closing date. As of December 31, 2017, the Company had deposited $30,000 related to this acquisition and recorded the remaining balance of $45,000 in accounts payable.

4.	Property and Equipment

Depreciation expense amounted to $0 and $2,252 for the year ended December 31, 2017 and 2016, respectively.

On September 30, 2016, the company wrote off the property and equipment that was disposed.

5.	Loans Payable

Loans payable consist of the following:		December 31, 2017	December 31, 2016
a)	On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.	$27,000	$27,000
b)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	$3,000	$3,000
c)	On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.	$111,000	$111,000
d)	On December 4, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015, and December 23, 2015, the Company issued unsecured notes payable of $20,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively, to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.	$190,000	$190,000
f)	On September 2, 2016 the Company issued an unsecured note payable of $100,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$100,000	$100,000
g)	On September 2, 2016 the Company issued an unsecured note payable of $50,000 respectively to a significant shareholder. The note bears interest at an annual rate of 5% per annum, is uncollateralized, and due 1 year after the date of issuance.	$50,000	$50,000

	Total	$481,000	$481,000
	Less Short-Term Portion	(481,000)	(481,000)
	Long Term Loans Payable	$-	$-

As of December 31, 2017, these loans are past due and therefore classified as current debt.

6.	Related Party Transactions

Certain directors and management are no longer with the Company, and as such, there are no longer any related-party transactions. Prior year amounts consisted of notes payable, accrued interest, and wages and consulting fee expenses accrued and owed to former officers and directors.

7.	Convertible Debentures

a)	Effective January 25, 2010, the Company issued a convertible note for $225,000. Pursuant to the terms of the agreement, the loan was unsecured, non-interest bearing, and was due on December 21, 2010. The note was convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 65% of the average of the closing bid prices of the common stock during the 28 trading days prior to the date of the conversion notice and was subject to adjustment upon the issuance of certain dilutive instruments. Due to these provisions, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liability of $538,249 resulted in a full discount to the note payable of $225,000 and the recognition of a loss on derivatives of $313,249. The note was written off during 2016 under the statute of limitations (See Note 1).

b)	On July 25, 2013, the Company issued a convertible note for up to $500,000 and warrants to purchase 12,500,000 underlying shares of the Company’s common stock. The warrants are exercisable into 10,000,000 common shares of the Company at $0.05 per share and 2,500,000 shares at an exercise price of $0.10 per share until July 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $500,000 under the note. The note bears interest at 8% per annum compounded monthly, and principal and interest are due on July 31, 2014. In addition, so long as any amounts are due hereunder, the Company is obligated to remit to the lender 100% of all revenues, payments and receivables from the sale of the first 50 engines sold by the Company. The note is secured against substantially all of the assets of the Company.

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

During the year ended December 31, 2015, the Company recorded total accretion of $500,000. At December 31, 2017 and 2016, the carrying value of the note was $500,000.

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

During the year ended December 31, 2017, the entire balance of the discounts and costs were recognized in full. At December 31, 2017 and 2016, the carrying value of the notes was $275,000 and $135,260 with unamortized discount of $nil and $139,740, respectively. These notes are past due as of the issuance of these financial statements, as a result the interest rate increased to 24%.

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

At December 31, 2017 and 2016, the carrying value of the notes was $55,000 and $9,544 with unamortized discount of $nil and $45,456, respectively. These notes are past due as of the issuance of these financial statements, as a result the interest rate increased to 24%.

e)	On October 30, 2017, the Company entered into a convertible promissory note for $25,000, pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agreed upon conversion price, bearing interest rate at 10% per annum and due on October 30, 2019. Due to these provisions, the embedded conversion options does not currently qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.

At December 13, 2017, the carrying value of the note was $25,000.

f)	On November 18, 2017, the Company entered into a convertible promissory note for $25,000, pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agree upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. Due to these provisions, the embedded conversion options does not currently quality for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.

At December 13, 2017, the carrying value of the note was $25,000.

8.	Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 7 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Balance at the beginning of the period	$402,881	$16,886,192

Addition of new derivative liabilities	-	403,539
Change in fair value of warrants	-	(290,276)
Change in fair value of embedded conversion option	44,084	(16,596,574)
Derecognition of derivative liabilities upon settlement of convertible notes	(37,017)	-
Balance at the end of the period	$409,948	$402,881

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2016	134% - 216%	0.20% - 1.03%	0%	0.25 - 2.50
At December 31, 2017	335%	1.39%	0%	0.25

9.	Preferred Stock

a)	On September 30, 2015, the Company designated 3,500,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series A Convertible Preferred Stock). The holders of the Series A Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 10 shares of common stock. Each holder of Series A Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into 10 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

b)	On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of Series A Convertible Preferred Stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. The Company recorded a gain on settlement of debt of $1,495,529.

c)	On November 20, 2015, the Company designated 10,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series B Convertible Preferred Stock). The holders of the Series B Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 4,000 shares of common stock. Each holder of Series B Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series B Convertible Preferred Stock if such conversion occurred would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

10.	Common Stock

a)	During August, 2016, the Company issued 38,479,487 shares of common stock to settle $47,904 on debt conversions with two significant shareholders of the Company.

b)	During September, 2016, the Company issued 115,989,052 shares of common stock to settle $56,552 on a debt conversion with two significant shareholders of the Company.

c)	On October 6, 2016, the Company issued 24,655,278 shares of common stock to settle $4,330 on a debt conversion with two significant shareholders of the Company.

d)	During November, 2016, the Company issued 78,374,583 shares of common stock to settle $11,234 on a debt conversion with two significant shareholders of the Company.

e)	On July 13, 2017, the Company issued 29,788,980 shares of common stock to settle $8,800 of principal and $1,924 of interest on a debt conversion with a significant shareholder of the Company.

f)	As of September 30, 2017, there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding convertible preferred shares and convertible debt into common stock. In accordance with ASC 815 Derivatives and hedging, the Company analyzed which contracts could be classified as equity through the following sequencing methodology: contracts with no maturity date (convertible preferred shares) then contracts with the earliest maturity date first. Under this methodology, the management determined there was no additional liability, as there is already a derivative liability recorded for the embedded conversion feature.

11.	Commitments

a)	On February 22, 2016, the Company entered into a Release of Claims and Settlement Agreement with John R. Fitzpatrick, III, Steven Pfaff, and certain of the Company’s officers and directors. Pursuant to the settlement agreement, the parties discharged each other from all claims actions, demands, costs, losses, damages, and expenses relating to Mr. Fitzpatrick’s and Mr. Pfaff’s previous employment with the Company in consideration for an aggregate settlement amount of $200,000 in two installments. The Company and the directors also agreed to execute and deliver a pocket judgement against them which shall not be filed unless the Company fails to make the scheduled payments under the settlement agreement. On September 6, 2016, the company paid the remaining $150,000 to settle this dispute in full

b)	On October 5, 2017, the Company entered into a letter of intent for an acquisition of 100% equity of TruFood Provisions Co in exchange for 65% of US Highland’s issued and outstanding stock and $75,000. This letter shall terminate, unless extended by mutual written agreement, upon the earliest to occur of a) written notice by the Company to TruFood, b) execution of a purchase agreement, or c) January 31, 2018. As of December 31, 2017, the company had paid $30,000 as deposit for this acquisition and $45,000 in accounts payable for the remaining balance due.

12.	Earnings (Loss) Per Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended December 31,
	2017			2016
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(700,483)	321,226,043	$-	$13,501,925	122,234,935	$0.11

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(700,483)	321,226,043	$-	$13,501,925	237,835,850	$0.06

13.	Income Taxes

The Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense for the years ended December 31, 2017, and 2016. At December 31, 2017, $6,758,513 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire commencing in 2030. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. There is a potential that the NOL not be able to be used. The company is currently evaluating the ability to use the NOL in future periods.

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Net income (loss) before taxes	$(700,483)	$13,501,925
Statutory rate	34%	34%

Computed expected tax (recovery)	$(238,164)	$4,590,655
Depreciation	-	2,252
Accretion	61,443	693,784
Gain/Loss on derivatives and convertible notes	(100,039)	(14,166,232)
Gain/Loss on write-down of assets and liabilities	130	413,285
Net operating loss	(119,441)	(8,466,256)
Valuation allowance	119,441	8,466,256

Net deferred taxes	$–	$–

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of December 31, 2017, and 2016, the valuation allowance was $6,526,656 and $6,407,215, respectively. The change in the valuation allowance was $119,441 and $8,228,044 for the years ended December 31, 2017 and 2016. As of December 31, 2017, and 2016, the Company did not recognize any liability for unrecognized tax benefits.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S., federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change operations.

14. Subsequent Events

a)	Subsequent to year end the deposit due to Tru-Food was paid in full.
b)

Subsequent to year end Adar Bays converted $11,159.39 of principal into 11,702,490 shares of common stock. In Addition, GW holdings, also converted $16,000.00 in principal into 29,023,731 shares of common stock

c)

On January 4th 2018, the Company issued a convertible note payable of $25,000. The note bears interest at an annual rate of 10% per annum, is uncollateralized, and matures 1 year after the date of issuance. Monthly payment are required beginning on the maturity date. The note becomes convertible September 13, 2018.

d)

On January 14th 2018 the Company issued a convertible note payable of $25,000. The note bears interest at an annual rate of 10% per annum, is uncollateralized and and matures 1 year after the date of issuance. Monthly payment are required beginning on the maturity date. The note becomes convertible September 13, 2018.

e)	Refer to 8-K’s filed subsequent to year end.
f)	Subsequent to year end the articles were amended to increase the authorized to 1 billion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in a Form 8-K filed on January 11, 2018, we engaged Fruci & Associates II, PLLC (“Fruci”) as our principal independent accountants. We dismissed GBH CPAs PC (“GBH”) as the Company’s independent registered public accounting firm. The decision to terminate the services of GBH and retain Fruci as the principal independent accountants was approved by our board of directors.

In connection with the foregoing change in accountants, there was no disagreement of the type described in paragraph (a)(1)(iv) if Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of such Item.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “‘Exchange Act’“). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Everett M. Dickson, Director

On June 27, 2017, the Board of Directors of the Company appointed Everett M. Dickson as President and Chief Executive Officer of the Company. Since June 28, 2018, Mr. Dickson has served as Interim Chief Financial Officer of the Company. Mr. Dickson has been serving as a member of the Company’s Board of Directors since June 2017. From 2012 until his joining the Company in June 2017, Mr. Dickson worked in the moist tobacco and alternative fuels industry. From 2005 through 2011, Mr. Dickson worked in the alternative fuels industry.

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

During the fiscal year ended December 31, 2017, none of our officers and directors filed Section 16(a) reports. The Company’s current officers and directors intends to file such reports in the near future.

Other than the foregoing, based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our greater than 10% beneficial owners were complied with under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The following information concerns the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended December 31, 2017; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended December 31, 2017 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2017.

NONE

Director Compensation

The Company does not compensate its directors other than the Chairman of the Board for their services as such. The Registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.

Long-Term Incentive Plans

As of December 31, 2017, the Company had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class

Officers & Directors:

Robert H. Harris -Former Chairman of the Board of Directors	436,557	*	0	0	0	0

Kevin G. Malone -Former President and Director	1,875	*	0	0	0	0

Deborah E. Engles -Former Interim Chief Financial Officer	8,669	*	0	0	0	0

All Directors and Officers as a group (3 persons)	447,211	*	0	0	0	0

*Percent of common shares owned by directors and officers is less than 1%

5% Stockholders:

Craigstone, Ltd. 88 Wood Street 10th Floor London, EC2V 7RS United Kingdom	22,666,667	6.56%	2,484,422	73.47%	5,000	100%

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

Audit Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2017 and 2016 for professional services rendered by Fruci & Associates II, PLLC (“Fruci”), our principal accountants, respectively, for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended December 31, 2017:	$13,000

Fiscal Year Ended December 31, 2016:	$11,500

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2017 and 2016 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended December 31, 2017:	$0

Fiscal Year Ended December 31, 2016:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2017 and 2016 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended December 31, 2017:	$5,000

Fiscal year ended December 31, 2016:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended December 31, 2014 and 2015 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

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

U.S. HIGHLAND, INC.

Date: April 4, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 4, 2018	By:	/s/ Everett M Dickson
	Name:	Everett M Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

