Form 10-K/A
period 2017-12-31
US Highland, Inc.
filed 2018-04-09
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 15, 2018 there were 371,049,115 shares of the registrant's common stock, par value $0.01 per share outstanding.

EXPLANATORY NOTE

US Highland, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. The purpose of this Form 10-K/A is solely to disclose the “Report of Independent Registered Public Accounting Firm”, in Part II (Item 8) of the Form 10-K, which information was previously incorrectly included in the Form 10-K. Accordingly, we hereby amend and replace the “Report of Independent Registered Public Accounting Firm”, in its entirety Part II, Item 8 of Form 10-K. In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 32.1 and 32.2 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

2

PART II

Item 8. Financial Statements and Supplemental Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of US Highland, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Highland, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, an accumulated deficit, and current liabilities exceed current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 30, 2018

3

Item 15. Exhibits

Exhibit	Description

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

4

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

U.S. HIGHLAND, INC.

Date: April 9, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2018	By:	/s/ Everett M Dickson
	Name:	Everett M Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

5