Form 10-Q
period 2018-03-31
US Highland, Inc.
filed 2018-05-21
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☐ No. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to files such reports). Yes. ☐ No. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2018, there were 435,981,911 shares of Common Stock, par value $0.01 per shares outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Condensed Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	4

Consolidated Condensed Statements of Operations for the Three Months ended March 31, 2018 and 2017 (unaudited)	5

Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 (unaudited)	6

Notes to the Consolidated Condensed Financial Statements (unaudited)	7

US Highland, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current Assets:
Cash	$8,143	$3,066
Deposits on acquisition	115,000	75,000
Total Current Assets	123,143	78,066

Total Assets	$123,143	$78,066

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$347,965	$350,465
Accrued liabilities	734,839	704,987
Convertible debentures, net of discounts of $35,240 and $180,716 respectively	810,104	768,753
Derivative liabilities	320,360	409,948
Loans payable ($0 and $370,000 related parties, respectively)	481,000	481,000

Total Liabilities	2,694,268	2,715,154

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Common stock, 1,000,000,000 shares authorized, $0.01 par value; 401,391,827 and 345,450,049 shares and outstanding at March 31, 2018 and December 31, 2017, respectively	4,013,921	3,454,502
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid in capital	69,342,437	69,892,158
Accumulated deficit	(75,187,848)	(75,244,112)
Total Stockholders' Deficit	(2,571,125)	(2,637,087)
Total Liabilities and Stockholders' Equity	$123,143	$78,066

The accompanying notes are an integral part of these unaudited condensed financial statements.

US Highland, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue	$-	$-

Operating Expenses:
General and administrative	25,423	-
Professional fees	37,000	27,562
Total operating expenses	62,423	27,562

Loss from operations	(62,423)	(27,562)

Other Income (Expense):
Interest expense	(39,742)	(192,249)
Change in fair value of derivatives	194,734	(27,242)
Loss on convertible notes	(36,305)	-
Total other income (expense)	118,687	(219,491)

Income (loss) before provision for income taxes	56,264	(247,053)
Provision for income taxes	-	-

Net Income (Loss)	$56,264	$(247,053)

Income (loss) per share, basic	$0.00	$(0.00)
Income (loss) per share, diluted	$0.00	$(0.00)
Weighted average shares outstanding, basic	362,573,320	315,661,069
Weighted average shares outstanding, diluted	680,091,502	315,661,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

US Highland, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITES:
Net income (loss)	$56,264	$(247,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	165,122
Change in fair value of derivatives	(194,734)	27,242
Loss on convertible debt	36,305	-
Debt discount amortization	1,510	-
Changes in Operating Assets and Liabilities:
Prepaids expenses and deposits	(40,000)	-
Accounts payable and accrued liabilities	(2,500)	6,472
Accrued liabilities – related party	38,232	48,127
Net Cash Used in Operating Activities	(104,923)	(90)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	110,000	-
Net Cash Provided by Financing Activities	110,000	-

Net Increase (Decrease) in Cash	5,077	(90)
Cash at Beginning of Period	3,066	260
Cash at End of Period	$8,143	$170

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

US Highland, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2018

(Unaudited)

NOTE 1 - Summary of Business and Basis of Presentation

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on April 4, 2018 (the “2017 Annual Report”).

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of March 31, 2018 current liabilities exceed current assets by $2,571,125 and the Company has an accumulated deficit of $75,187,848. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's development and marketing efforts.

Note 2 - Deposits on acquisition

On March 8, 2018, the Company entered into a share exchange agreement with TruFood Provisions Co (TruFood). Per the agreement, the Company will exchange 65% of the issued and outstanding stocks of US Highland, and cash, for 100% of the equity of TruFood. It is expected that all other debt related to the operation of TruFood will be retired at or prior to the closing date. As of March 31, 2018, the Company had deposited $115,000 related to this acquisition.

NOTE 3 - Loans Payable

Loans payable consist of the following:		March 31, 2018	December 31, 2017
a)	On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.	$27,000	$27,000
b)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	$3,000	$3,000
c)

On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance. On May 31, 2017, the Company executed a conversion addendum for each of the original loans for $22,000 and $45,000. The terms per the addendum allow the note holder to convert any portion of the principal and accrued interest into shares of common stock at $0.0001 per share.

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

NOTE 4 - Convertible Debentures

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

On December 31, 2015, the Company and the note holder agreed to extend the maturity date to December 31, 2016. Interest shall accrue at 12% per annum but may be reduced to 8% for any period of time in which the interest is paid in cash and not accrued. The Company accounted for the modification in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different, and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a gain on extinguishment of debt of $492,585. The Company also recognized the fair value of the embedded conversion feature of $16,507,415 as a derivative liability and reduced the value of the convertible loan to $nil.

During the year ended December 31, 2015, the Company recorded total accretion of $500,000. At March 31, 2018 and December 31, 2017, the carrying value of the note was $500,000.

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

During the year ended December 31, 2017, the entire balance of the discounts and costs were recognized in full. At March 31, 2018 and December 31, 2017, the carrying value of the notes was $275,000 and $275,000 with unamortized discount of $nil and $0, respectively. These notes are past due as of the issuance of these financial statements, as a result the interest rate increased to 24%.

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

At March 31, 2018 and December 31, 2017, the carrying value of the notes was $35,400 and $59,400 with unamortized discount of $nil and $0, respectively. These notes are past due as of the issuance of these financial statements, as a result the interest rate increased to 24%.

d)	On October 30, 2017, the Company entered into a convertible promissory note for $25,000, pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agreed upon conversion price, bearing interest rate at 10% per annum and due on October 30, 2019. Due to these provisions, the embedded conversion options does not currently qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.

At March 31, 2018 and December 31, 2017, the carrying value of the note was $25,000 and $25,000, respectively.

e)	On November 18, 2017, the Company entered into a convertible promissory note for $25,000, pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agree upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. Due to these provisions, the embedded conversion options does not currently quality for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging.

During January and February 2018, the Company received an additional $75,000 under the same terms as the preciously issued convertible promissory note.

At March 31, 2018 and December 31, 2017, the carrying value of the notes was $100,000 and $25,000, respectively.

f)	On March 16, 2018, the Company entered into a convertible promissory note for $36,750, pursuant to which the Company received proceeds of $35,000, net of an original issue discount of fees of $1,750. The note is convertible at a price equal to 55% of the lowest trading price of the Company's common stock for the 20 prior trading days, bearing interest at 8% per annum and due on March 15, 2019. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liabilities of $71,305 resulted in a full discount to the note payable of $36,750 and the recognition of $36,305 as a loss on the issuance of a convertible note.

NOTE 5 - Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 3 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	March 31, 2018	December 31, 2017
Balance at the beginning of the period	$409,948	$402,881
Addition of new derivative liabilities	71,305	-
Change in fair value of embedded conversion option	(127,052)	44,084
Derecognition of derivatives upon settlement of convertible notes	(33,841)	(37,017)

Balance at the end of the period	$320,360	$409,948

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2017	335%	1.39%	0%	0.25 – 2.50
At March 31, 2018	140.0% – 344.5%	1.73%-2.07%	0%	0.25 - .95

NOTE 6 - Preferred Stock

a)	On September 30, 2015, the Company designated 3,500,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series A Convertible Preferred Stock). The holders of the Series A Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 10 shares of common stock. Each holder of Series A Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into 10 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series A Convertible Preferred Stock if such conversion would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

b)	On September 30, 2015, the Company issued an aggregate of 3,381,520 shares of Series A Convertible Preferred Stock at a fair value of $12,849,776 to settle convertible and promissory notes in the amount of $1,487,000 and accrued interest of $203,760. The Company recorded a gain on settlement of debt of $1,495,529.

c)	On November 20, 2015, the Company designated 10,000 shares of the Company’s 3,550,000 authorized “blank check” preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holders of Series B Convertible Preferred Stock). The holders of the Series B Preferred Stock shall not entitled to receive any dividends and shall have the voting equivalency of 4,000 shares of common stock. Each holder of Series B Preferred Stock shall have the right at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 4,000 fully-paid and non-assessable share of common stock, par value $0.01 per share, of the Company. In connection with any conversion hereunder, each holder of Series B Convertible Preferred Stock if such conversion occurred would cause such holder or any of its assignees to beneficially own more than 4.99% of the common stock of the Company.

NOTE 7 - Common Stock

During the three months ended March 31, 2018, the Company issued 55,941,778 shares of common stock to settle $35,159 of principal and $8,380 of accrued interest on its convertible notes.

NOTE 8 - Subsequent Events

In accordance with ASC 855-140, Subsequent Events, the Company analyzed its operations subsequent to March 31, 2018, through the date the financial statements were available to be issued, and has determined that there are no material subsequent events to disclose in these financial statements other then the following.

Subsequent to March 31, 2018, the Company issued 34,590,084 shares of common stock to settle $11,798 of principal and $4,805 of accrued interest on a convertible note.

On May 1, 2018, the Company entered into a Letter of Intent (“LOI”) regarding the proposed acquisition which is anticipated to be by a newly formed Canadian acquisition subsidiary of UHLN, of the assets of Supreme Sweets, Inc.

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

Plan of Operations

US Highland, Inc. was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. (the "Company") was a recreational power sports Original Equipment Manufacturer ("OEM"), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On March 8, 2018, the Company entered the fast-casual restaurant space through its share-exchange acquisition of TruFood Provision Co., a healthy dining establishment that plans to expand across the south east. TruFood Provision Co. is a healthy dining pure play, and positions the Company in the rapidly growing healthy eating space.

Results of Operations

The three-months ended March 31, 2018 compared to the three-months ended March 31, 2017

Revenues

The Company had no revenues.

Operating Expenses

General and administrative expenses increased from $0 for the three months ended March 31, 2017 to $25,423 for the three months ended March 31, 2018. Licenses and fees, transfer agent fees and consulting expense all contributed to the increase.

Professional fees increased from $27,562 for the three months ended March 31, 2017 to $37,000 for the three months ended March 31, 2018. Professional fees consist of audit, legal and investor relation expenses.

Net Loss

For the three months ended March 31, 2018, we had net income of $56,264 compared to a net loss of $247,053 for the three months ended March 31, 2017. During the three months ended March 31, 2018 we recognized a gain in the fair value of derivatives of $194,734, which resulted in net income for the period. In the prior period we had a loss on the fair value of derivatives of $27,242. In addition, during the three months ended March 31, 2018 interest expense was $39,742, compared to $192,249 for the three months ended March 31, 2017 and we had a loss on the issuance of a new convertible note of $36,305.

Liquidity and Capital Resources

Initially, because the Company borrowed funds on a convertible basis, the Company’s cash position was positive. Overall, however, the Company, experienced a decreased cash position due to the decrease in ongoing business operations, because all operating expenses were paid out of cash on hand. In addition, the Company experienced a decrease in non-cash resources in connection the conversion of promissory notes. See Note 3 to the Company’s Financial Statements.

On March 20, 2018, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Pikeminnow Funding LLC, as buyer (the “Buyer”), pursuant to which Buyer will acquire up to $3,500,000 of the Company’s common stock, on the terms and subject to the conditions set forth in the Equity Purchase Agreement. The Equity Purchase Agreement contains customary representations and warranties, covenants, agreements and indemnities.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at March 31, 2018, there was an accumulated deficit of $75,187,848. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “'Exchange Act'”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. This amount had been included in accounts payable.

Item 1A. Risk Factors.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Securities.

During the three months ended March 31, 2018, the Company issued 55,941,778 shares of common stock to settle $35,159 of principal and $8,380 of accrued interest on its convertible notes.

Item 3. Defaults Upon Senior Securities.

The Company has several Loans and Convertible Notes that are past due as of March 31, 2018. See Note 3 and Note 4 to the Company’s Financial Statements.

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

U.S. HIGHLAND, INC.

Date: May 21, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

