Form 10-Q/A
period 2018-03-31
US Highland, Inc.
filed 2018-05-24
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 00-54624

US HIGHLAND, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4144571
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309

(Address of principal executive offices)

(404) 419-2253

(Registrant’s telephone number, including area code)

___________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2018, there were 435,981,911 shares of the registrant's common stock, par value $0.01 per share outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to US Highland, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Form 10-Q”) is to file Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-Q was inadvertently omitted from that filing. No other changes have been made to the Form 10-Q, and this Amendment No. 1 does not reflect events occurring subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing.

 Item 6. Exhibits

Exhibit	Description

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

Exhibit 101 consists of the following materials from the Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2018, formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

U.S. HIGHLAND, INC.

Date: May 24, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

3