Form 10-Q/A
period 2018-03-31
US Highland, Inc.
filed 2018-06-13
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to files such reports). Yes. ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to US Highland, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Form 10-Q”) is to clarify certain prefatory statements in the Form 10-Q. In particular, that US Highland, Inc., (i) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; (ii) has submitted electronically and posted on its corporate Website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months; and (iii) is not a shell company (as defined in Rule 12-b2 of the Exchange Act). The same prefatory statements are made in this Amendment No. 2 to Form 10-Q. No other changes have been made to the Form 10-Q, and this Amendment No. 2 does not reflect events occurring subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing.

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

U.S. HIGHLAND, INC.

Dated: June 13, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: June 13, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

3