Form 10-Q
period 2018-06-30
US Highland, Inc.
filed 2018-08-20
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 00-54624

CRUZANI, INC. (f/k/a US HIGHLAND, INC.)
(Exact name of registrant as specified in its charter)

Nevada	26-4144571
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309
(Address of principal executive offices)

(404) 419-2253
(Registrant’s telephone number, including area code)

US HIGHLAND, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 16, 2018, there were 624,817,016 shares of Common Stock, par value $0.01 per shares outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	4

Consolidated Condensed Statements of Operations for the Three and Six Months ended June 30, 2018 and 2017 (unaudited)	5

Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 (unaudited)	6

Notes to the Consolidated Condensed Financial Statements (unaudited)	7

Cruzani, Inc.
(formerly US Highland, Inc.)
Consolidated Condensed Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current Assets:
Cash	$2,565	$3,066
Deposits on acquisition	124,000	75,000
Total Current Assets	126,565	78,066
Intangible assets	151,880	-
Property and equipment, net	6,367,227	-
Total Assets	$6,645,672	$78,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$349,365	$350,465
Accrued liabilities	753,033	704,987
Convertible Notes, net of discounts of $69,925 and $180,716, respectively	546,375	768,753
Derivative liabilities	335,380	409,948
Loans payable, net of discount of $68,415 and $0, respectively	495,465	111,000
Loans payable – related party	370,000	370,000
Other liabilities	6,367,227	-

Total Liabilities	9,216,845	2,715,153

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Common stock, 1,000,000,000 shares authorized, $0.01 par value; 515,838,889 and 345,450,049 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5,158,392	3,454,502
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid in capital	68,630,154	69,892,158
Accumulated deficit	(75,620,084)	(75,244,112)
Total Stockholders’ Deficit	(2,571,173)	(2,637,087)
Total Liabilities and Stockholders’ Equity	$6,645,672	$78,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc.

(formerly US Highland, Inc.)

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	42,822	-	68,245	-
Professional fees	62,600	27,728	99,600	55,289
Total operating expenses	105,422	27,728	167,845	55,289

Loss from operations	(105,422)	(27,728)	(167,845)	(55,289)

Other Income (Expense):
Interest expense	(53,453)	(42,721)	(93,195)	(234,970)
Change in fair value of derivatives	318,920	(847,462)	513,654	(874,704)
Loss on convertible notes	(592,281)	-	(628,586)	-
Total other expense	(326,814)	(890,183)	(208,127)	(1,109,674)

Loss before provision for income taxes	(432,236)	(917,911)	(375,972)	(1,164,963)
Provision for income taxes	-	-	-	-

Net Loss	$(423,236)	$(917,911)	$(375,972)	$(1,164,963)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.0)	$(0.00)
Weighted average shares outstanding, basic and diluted	449,366,834	315,661,069	406,209,838	315,661,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc.

(formerly US Highland, Inc.)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(375,972)	$(1,164,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	180,716
Change in fair value of derivatives	(513,654)	874,704
Loss on convertible debt	628,586	-
Debt discount amortization	31,977	-
Changes in Operating Assets and Liabilities:
Prepaids expenses and deposits	(49,000)	-
Accounts payable and accrued liabilities	29,330	13,110
Accrued liabilities – related party	38,232	96,254
Net Cash Used in Operating Activities	(210,501)	(179)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	210,000	-
Net Cash Provided by Financing Activities	210,000	-

Net Decrease in Cash	(501)	(179)
Cash at Beginning of Period	3,066	260
Cash at End of Period	$2,565	$81

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$107,442	$-
Promissory note issued to intangible assets	$151,880	$-
Liability incurred for asset purchase	$6,367,227	$-
Warrants issued	$57,499	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc.

(formerly US Highland, Inc.)

Notes to Consolidated Condensed Financial Statements

For the Six Months Ended June 30, 2018

(Unaudited)

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Organization and Business

Cruzani, Inc. (the “Company”) was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc. Consistent with the Company’s new name, the Company changed the composition of its business direction. Supreme Sweets Acquisition Corp., a subsidiary of the Company, was renamed Oventa, Inc. (“Oventa”). Oventa operates in a 39,000 sq. foot, commercial bakery located in Toronto, Ontario, Canada, which was established in March 2015 by Mario Parravano and Barbara Parravano (collectively, the “Founders”). The Founders have been a successful and innovative force in the baked goods industry since the early 1980’s. Oventa is operating and ideally situated in west-end Toronto at the junction of two major Toronto highways, fronting the Q.E.W. corridor, 10 minutes from downtown Toronto, and only 10 minutes from Pearson International Airport. Oventa’s high speed bread, pastry and donut lines, spiral and walk-in coolers and freezers, tunnel, revolving, and deck ovens, and equipment to produce virtually any bakery or snack product are in place and operational. There is considerable room to expand on the property. The current gross annual revenue for Oventa is approximately CAD $1 million dollars. Oventa services local coffee shops and manufactures private label products for customers in Canada and the U.S.

Ovanta will be the second, major operational focus of the Company. The acquisition of Oventa is in addition to the acquisition of TruFood Provisions Co., which is being rebranded and will launch in 2019.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, USH Distribution Corp., Powersports Brand Alliance, Inc., and Supreme Sweets Acquisition Corp. All significant intercompany transactions and balances have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, but as of June 30, 2018 current assets exceed current liabilities by $3,796,054. The Company has an accumulated deficit of $75,620,084. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 2 – DEPOSITS ON ACQUISITION

On March 8, 2018, the Company entered into a share exchange agreement with TruFood Provisions Co (“TruFood”). Pursuant to an amendment to the share exchange agreement dated March 8, 2018, the Company will exchange 1 billion shares of the Company, and cash, for 100% of the equity of TruFood. It is expected that all other debt related to the operation of TruFood will be retired at or prior to the closing date. As of June 30, 2018, the Company had deposited $124,000 related to this acquisition.

NOTE 3 – ASSET ACQUISITION

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. The value of the assets recorded is currently an estimate based upon the estimated fair value of the assets acquired under ASC 805-50-25-1. There has been no goodwill or a loss recorded related to the acquisition. The compensation amount to be paid to Supreme Sweets Inc. is currently recorded as other liabilities. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives.

NOTE 4 – LOANS PAYABLE

Loans payable consist of the following:		June 30, 2018	December 31, 2017
a)	On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.	$27,000	$27,000
b)	On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.	$3,000	$3,000
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

NOTE 5 – CONVERTIBLE NOTES

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

During the year ended December 31, 2015, the Company recorded total accretion of $500,000. At June 30, 2018 and December 31, 2017, the carrying value of the note was $500,000.

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

During the year ended December 31, 2017, the entire balance of the discounts and costs were recognized in full. At June 30, 2018 and December 31, 2017, the carrying value of the notes was $275,000 and $275,000 with unamortized discount of $nil and $0, respectively. These notes are past due as of the issuance of these financial statements, as a result the interest rate increased to 24%.

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

At June 30, 2018 and December 31, 2017, the carrying value of the notes was $26,200 and $59,400 with unamortized discount of $0 and $0, respectively. These notes are past due as of the issuance of these financial statements, as a result the interest rate increased to 24%.

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

At June 30, 2018 and December 31, 2017, the carrying value of the note was $25,000 and $25,000, respectively.

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

During January and February 2018, the Company received an additional $100,000 under the same terms as the preciously issued convertible promissory note.

At June 30, 2018 and December 31, 2017, the carrying value of the notes was $125,000 and $25,000, respectively.

f)	On March 16, 2018, the Company entered into a convertible promissory note for $36,750, pursuant to which the Company received proceeds of $35,000, net of an original issue discount of fees of $1,750. The note is convertible at a price equal to 55% of the lowest trading price of the Company’s common stock for the 20 prior trading days, bearing interest at 8% per annum and due on March 15, 2019. Due to these provisions, the embedded conversion options qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the derivative liabilities of $71,305 resulted in a full discount to the note payable of $36,750 and the recognition of $36,305 as a loss on the issuance of a convertible note.

g)	May 21, 2018 the Company entered into a securities purchase agreement with L2 Capital, LLC pursuant to which the Company issued and sold a promissory note to the Holder in the aggregate principal amount of up to $568,054. which is convertible into shares of common stock of the Company. The Note accrues interest at a rate of 8% per annum. The aggregate principal amount of up to $568,054.00 consists of a prorated original issuance discount of up to $55,554. and a $12,500 credit to Holder for transactional expenses with net consideration to the Company of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each payment and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees for each tranche, shall be due and payable. The Holder shall have the right at any time to convert all or any part of the funded portion of the Note into fully paid and non-assessable shares of common stock of the Company at the Conversion Price, which is equal to $0.01 per share (the “Fixed Conversion Price”), provided, however, that at any time on or after the occurrence of any Event of Default (as defined therein) under the Note, the Conversion Price shall mean the lesser of the (i) Fixed Conversion Price and (ii) 55% multiplied by the lowest VWAP of the common stock during the thirty trading day (as defined therein) period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete Trading Day prior to the conversion date.

The company received two tranches of funding as of June 30, 2018 for a total outstanding balance, including fees and OID of $123,611.

NOTE 6 – DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures described in Note 3 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	June 30, 2018	December 31, 2017
Balance at the beginning of the period	$409,948	$402,881
Addition of new derivative liabilities	656,030	-
Change in fair value of embedded conversion option	(445,972)	44,084
Derecognition of derivatives upon settlement of convertible notes	(284,626)	(37,017)

Balance at the end of the period	$335,380	$409,948

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2017	335%	1.39%	0%	0.25 – 2.50
At June 30, 2018	275.86% - 306.16%	1.93% - 2.11%	0%	0.25 - .71

NOTE 7 – WARRANTS

In connection with the issuance of the convertible note with L2 Capital, LLC and funding of the initial tranche of $50,000 on the Note, the Company also issued a common stock purchase warrant to purchase up to 7,638,092 shares of the Company’s common stock pursuant to the terms therein as a commitment fee. At the time that each subsequent tranche under the Note is funded by the Holder in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day immediately prior to the funding date of the respective tranche. As of June 30, 2018, the Company had received two $50,000 tranches for which is issued warrants.

The warrants have a variable exercise price per the above and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $57,499 based on the Black Scholes Merton pricing model. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2017	-	$-	$-

Issued	32,329,203	$0.0034	$0.0034
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2018	32,329,203	$0.0034	$0.0034

Exercisable, June 30, 2018	32,329,203	$0.0034	$0.0034

Range of Exercise Prices	Number Outstanding 6/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0023 – 0.0071	32,329,203	4.94 years	$0.0034

NOTE 8 – COMMON STOCK

During the six months ended June 30, 2018, the Company issued 170,388,840 shares of common stock to settle $94,257 of principal and $13,185 of accrued interest on its convertible notes.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-140, Subsequent Events, the Company analyzed its operations subsequent to June 30, 2018, through the date the financial statements were available to be issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

Subsequent to June 30, 2018 the company issued 108,348,127 shares of common stock for conversion of approximately $69,000 of its convertible debt.

Effective as of July 5, 2018, the Company’s Board of Directors and Majority Stockholder approved and adopted the Amended and Restated Articles of Incorporation of the Company to, (i) change the name of the Company to “Cruzani, Inc.”; and (ii) change the ticker symbol of the Company to a symbol approved by FINRA.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “Cruzani,” “we,” “us,” “our,” and similar terms shall refer to Cruzani, Inc., an Oklahoma corporation, and its subsidiaries.

Plan of Operations

Cruzani, Inc. was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. (the “Company”) was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets. On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc.

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives.

Results of Operations

The three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017

Revenues

The Company had no revenues.

Operating Expenses

Operating general and administrative expenses increased 100% to $42,822 for the three months ended June 30, 2018 from $0 during the three months ended June 30, 2017 due to an increase in ongoing business operations. professional fees increased 125.8% for the three months ended June 30, 2018 in comparison to the three months ended June 30, 2017. Professional fees consist mostly of legal, investor relation and accounting and audit fees. The increase is due to an increase in investor relation and legal expense.

Other Income (Expense)

Other expense for the three months June 30, 2018 consists of interest expense of $53,453, a gain on change in fair value of derivatives of $318,920, and loss on convertible notes of $592,281. Other expense for the three months June 30, 2017 consisted of interest expense of $42,721 and a loss on change in fair value of derivatives of $847,462.

Net Loss

The Company had a net loss of $432,236 for the three months ended June 30, 2018, as compared to $917,911 for the three months ended June 30, 2017. This decrease in net loss is due to a gain on the change in fair value of derivatives.

The six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017

Revenues

The Company had no revenues.

Operating Expenses

Operating general and administrative expenses increased 100% to $68,245 for the six months ended June 30, 2018 from $0 during the six months ended June 30, 2017 due to an increase in ongoing business operations. professional fees increased 80.1%. to $99,600 for the six months ended June 30, 2018 in comparison to $55,289 for the six months ended June 30, 2017. Professional fees consist mostly of legal, investor relation and accounting and audit fees. The increase is due to an increase in investor relation and legal expense.

Other Income (Expense)

Other expense for the six months June 30, 2018 consists of interest expense of $93,195, a gain on change in fair value of derivatives of $513,654, and loss on convertible notes of $628,586. Other expense for the six months June 30, 2017 consisted of interest expense of $234,970 and a loss on change in fair value of derivatives of $874,704.

Net Income

The Company had a net loss of $375,972 for the six months ended June 30, 2018, as compared to $1,164,963 for the six months ended June 30, 2017. This decreased in net loss is due to a gain on the change in fair value of derivatives.

Liquidity and Capital Resources

Initially, because the Company borrowed funds on a convertible basis, the Company’s cash position was positive. Overall, however, the Company, experienced a decreased cash position due to the decrease in ongoing business operations, because all operating expenses were paid out of cash on hand. In addition, the Company experienced a decrease in non-cash resources in connection the conversion of promissory notes. See Notes 4 and 5 to the Company’s Financial Statements.

Going Concern

The Company has no revenues and has incurred net losses. In addition, at June 30, 2018, there was an accumulated deficit of $75,620,084. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “‘Exchange Act’“). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2018 and December 31, 2017.

On June 20, 2018, GW Holdings Group, Inc. (“GW”), filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. The Company has filed an answer, and the case is currently pending.

Item 1A. Risk Factors.

As a “small reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, the Company issued 170,388,840 shares of common stock to settle $94,257 of principal and $13,185 of accrued interest on its convertible notes.

Subsequent to June 30, 2018 the company issued 108,348,127 shares of common stock for conversion of approximately $69,000

Item 3. Defaults Upon Senior Securities.

A majority of the Company’s senior securities are past due. See Note 4 and Note 5 to the Company’s Financial Statements.

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

CRUZANI, INC.

Date: August 20, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

