Form 10-K/A
period 2017-12-31
Cruzani, Inc.
filed 2018-10-17
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 4, 2018 (the “Original Filing”) , as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 9, 2018 (“Amendment No. 1”) , is being filed to include (i) under Item 9A Controls and Procedures , the Company’s assessment of Internal Control over Financial Reporting, as required by Item 308 of Regulation S-K; and (ii) Item 8 Financial Statements and Supplemental Data in its entirety , which information was previously incorrectly omitted from Amendment No. 1 .

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Pursuant to Rule 13a-14 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Other than the corrections to the Company’s assessment of Internal Control over Financial Reporting , no other changes have been made to the Original Filing. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Original Filing or modify or update in any way disclosures made in the Original Filing . Amendment No. 2 should be read in conjunction with the Original Filing.

2

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “‘Exchange Act’“). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2017 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified certain material weaknesses, described below, which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level. We do not have written documentation of our internal control policies and procedures and we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures. Finally, management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures. As a result of such evaluations, management has concluded that these control deficiencies represent material weaknesses.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

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

U.S. HIGHLAND, INC.

Date: October 16, 2018	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2018	By:	/s/ Everett M Dickson
	Name:	Everett M Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

