Form 10-Q
period 2018-09-30
Cruzani, Inc.
filed 2018-11-15
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-54624

CRUZANI, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☐ No. ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2018, there were 1,147,638,116 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Condensed Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	2
Consolidated Condensed Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017 (unaudited)	3
Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 (unaudited)	4
Notes to the Consolidated Condensed Financial Statements (unaudited)	5

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash	$8,070	$3,066
Accounts receivable	29,128
Other current assets	13,278
Deposits on acquisition	35,500	75,000
Total Current Assets	85,976	78,066
Intangible assets	154,829	-
Property and equipment, net	6,208,046	-
Other assets	106,411	-
Total Assets	$6,555,262	$78,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$381,038	$350,465
Accrued liabilities	783,097	704,987
Convertible Notes, net of discounts of $434,143 and $0, respectively	1,078,456	818,753
Derivative liabilities	1,380,791	409,948
Loans payable	364,875	431,000
Other liabilities	6,367,227	-
Total Liabilities	10,355,484	2,715,153

Commitments and Contingencies	-	-

MEZZANINE EQUITY
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and no shares issued and outstanding, respectively	120,000	-
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and no shares issued and outstanding, respectively	18,750	-
Total mezzanine equity	138,750	-

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 and 3,381,520 shares issued and outstanding, respectively	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Preferred Stock, 1,365,000, shares authorized, par value $0.0001; no shares issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized, $0.00001 par value; 1,049,638,116 and 345,450,049 shares issued and outstanding, respectively	10,497	3,455
Treasury stock, at cost – 58,333 shares	(773,500)	(773,500)
Additional paid in capital	74,845,612	73,343,205
Accumulated other comprehensive income	73	-
Accumulated deficit	(78,055,519)	(75,244,112)
Total Stockholders’ Deficit	(3,800,222)	(2,637,087)
Total Liabilities and Stockholders’ Deficit	$6,555,262	$78,066

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$81,016	$-	$81,016	$-
Cost of revenue	56,711		56,711
Gross margin	24,304		24,304

Operating Expenses:
Compensation expense	159,126	-	176,126	-
General and administrative	332,154	336	383,399	1,025
Depreciation expense	159,181	-	159,181	-
Professional fees	80,812	6,000	180,412	60,600
Total operating expenses	731,273	6,336	899,118	61,625

Loss from operations	(706,969)	(6,336)	(874,813)	(61,625)

Other Income (Expense):
Interest expense	(232,998)	(27,197)	(326,193)	(262,167)
Change in fair value of derivatives	(751,858)	780,165	(238,204)	(94,539)
Loss on convertible notes	(743,611)	(250,149)	(1,372,197)	(250,149)
Total other income (expense)	(1,728,467)	502,819	(1,936,594)	(606,855)

Income (Loss) before provision for income taxes	(2,435,436)	496,483	(2,811,407)	(668,480)
Provision for income taxes	-	-	-	-

Net Income (Loss)	$(2,435,436)	$496,483	$(2,811,407)	$(668,480)

Other comprehensive income (loss):
Foreign currency translation adjustment	73	-	73	-
Comprehensive income (loss)	$(2,435,363)	$496,483	$(2,811,334)	$(668,480)

Basic income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic weighted average shares outstanding	799,578,816	332,174,525	569,604,836	321,226,043
Diluted weighted average shares outstanding	799,578,816	885,135,636	569,604,836	321,226,043

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,811,407)	$(668,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	180,716
Depreciation expense	159,181	-
Change in fair value of derivatives	238,204	94,539
Loss on convertible debt	1,372,197	250,149
Debt discount amortization	240,550	-
Common stock issued for officer compensation	120,000	-
Common stock issued for services	18,750	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(29,128)	-
Prepaids expenses and deposits	39,500	-
Other assets	(54,002)	-
Accounts payable and accrued liabilities	108,682	142,816
Net Cash Used in Operating Activities	(597,473)	(260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(154,829)	-
Net Cash Used in Investing Activities	(154,829)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	621,830	-
Proceeds from loans	154,829	-
Payment on note payable	(19,353)	-
Net Cash Provided by Financing Activities	757,306	-

Net Increase (Decrease) in Cash	5,004	(260)
Cash at Beginning of Period	3,066	260
Cash at End of Period	$8,070	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$269,418	$10,724
Warrants issued in conjunction with convertible debt	$280,483	$-
Liability incurred for asset purchase	$6,367,227	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Notes to Consolidated Condensed Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Organization and Business

Cruzani, Inc. is a franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. Cruzani, Inc. was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc. Consistent with the Company’s new name, the Company changed the composition of its business direction. Supreme Sweets Acquisition Corp., a subsidiary of the Company, was renamed Oventa, Inc. (“Oventa”). Oventa operates in a 39,000 sq. foot, commercial bakery located in Toronto, Ontario, Canada, which was established in March 2015 by Mario Parravano and Barbara Parravano (collectively, the “Founders”). Oventa operates in west-end Toronto at the junction of two major Toronto highways, fronting the Q.E.W. corridor, 10 minutes from downtown Toronto, and only 10 minutes from Pearson International Airport. Oventa’s high speed bread, pastry and donut lines, spiral and walk-in coolers and freezers, tunnel, revolving, and deck ovens, and equipment to produce virtually any bakery or snack product are in place and operational. There is considerable room to expand on the property. Oventa services local coffee shops and manufactures private label products for customers in Canada and the U.S.

Ovanta will be the second, major operational focus of the Company. The acquisition of Oventa is in addition to the acquisition of TruFood Provisions Co., which is being rebranded and will launch in 2019.

On September 27, 2017, the Company entered into a stock purchase agreement, for the acquisition of a majority interest in Recipe Food Co. of Toronto (“Recipe Food Co.”). The Company believes that this arrangement will provide a stronger basis for growth and innovation. Recipe Food Co. will operate as a majority owned subsidiary of Cruzani, and Recipe Food Co. will continue to be led by its founder, Dee Gibson. The Company formally completed the closing of the asset purchase agreement on October 2, 2018, completing its acquisition of a majority interest in Recipe Food.

Basis of Presentation

The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, USH Distribution Corp., Powersports Brand Alliance, Inc., and Supreme Sweets Acquisition Corp. All significant intercompany transactions and balances have been eliminated.

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2018 and as amended on October 17, 2018 (the “2017 Annual Report”).

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended September 30, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oventa, Inc. and TruFood Provisions Co. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and has an accumulated deficit of $78,055,519. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

The Company is pursuing additional debt and equity financing in order to fund its operations. In addition, revenue and cash from operating activities continue to increase as operations increase for both Oventa and TruFoods.

NOTE 3 – DEPOSITS ON ACQUISITION

On September 27, 2018, the Company entered into a stock purchase agreement with 2603088 Ontario Inc. o/a Recipe Food Co., (“Recipe Food”), a corporation organized under the laws of the Province of Ontario, Canada. The Company will purchase stock of Recipe Food resulting in an 80% ownership. As of September 30, 2018, the Company has paid $35,500 related to this acquisition. The Company believes that this arrangement will provide a stronger basis for growth and innovation. Recipe Food will operate as a majority owned subsidiary of Cruzani, and Recipe Food will continue to be led by its founder, Dee Gibson. The Company formally completed the closing of the asset purchase agreement on October 2, 2018.

NOTE 4 – ASSET ACQUISITIONS

On March 8, 2018, the Company entered into a share exchange agreement with TruFood Provisions Co (“TruFood”). Pursuant to an amendment to the share exchange agreement dated March 8, 2018, the Company will exchange 1 billion shares of the Company, and cash, for 100% of the equity of TruFood. It is expected that all other debt related to the operation of TruFood will be retired at or prior to the closing date. As of September 30, 2018, the Company has paid $124,000 related to this acquisition.

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. The value of the assets recorded of $6,367,227 is currently an estimate based upon the estimated fair value of the assets acquired under ASC 805-50-25-1. There has been no goodwill or a loss recorded related to the acquisition. The compensation amount to be paid to Supreme Sweets Inc. is currently recorded as other liabilities. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives.

NOTE 5 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	September 30, 2018	December 31, 2017
Loan 1	1%	$27,000	$27,000	(1)
Loan 2	1%	3,000	3,000	(1)
Loan 4	8%	35,000	111,000	(1)
Loan 5	8%	164,400	190,000
Loan 6	5%	-	100,000
Loan 7	5%	135,475	-	(1)
Total		$364,875	$431,000

(1)    These notes are currently past due.

NOTE 6 – CONVERTIBLE NOTES

A summary of the Company’s convertible notes payable is as follows:

	Rate	September 30, 2018	December 31, 2017
Loan 1	12%	$500,000	$500,000	This note is currently past due.
Loan 2	10%	150,000	75,000	Various maturity dates. No amounts are past due.
Loan 3	1%	52,832	-	Various maturity dates. No amounts are past due.
Loan 4	8%	68,004	71,996	This note is currently past due.
Loan 5	8%	60,750	55,000	$24,000 of this balance is past due.
Loan 6	8%	-	72,100
Loan 7	8%	-	40,657
Loan 8	5%	677,013	-	Various maturity dates. No amounts are past due.
Total Notes		1,508,599	-
Less Debt Discount		(434,143)	-
Total		$1,074,456	$814,753

NOTE 7 – DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures summarized in Note 6 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities are re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	September 30, 2018	December 31, 2017
Balance at the beginning of the period	$409,948	$402,881
Addition of new derivative liabilities	1,127,281	-
Change in fair value of embedded conversion option	305,886	44,084
Derecognition of derivatives upon settlement of convertible notes	(462,324)	(37,017)

Balance at the end of the period	$1,380,791	$409,948

The Company uses Level 3 inputs for its valuation methodology for its conversion option liabilities as their fair values were determined by using the Binomial option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As, required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2017	335%	1.39%	0%	0.25 – 2.50
At September 30, 2018	209.47%- 261.9%	2.14%-2.36%	0%	0.25 – .50

NOTE 8 – WARRANTS

In connection with the issuance of the convertible note (the “Note”) with L2 Capital, LLC (“L2”) and funding of the initial tranche of $50,000 on the Note, the Company also issued a common stock purchase warrant to purchase up to 7,638,092 shares of the Company’s common stock pursuant to the terms therein as a commitment fee. At the time that each subsequent tranche under the Note is funded by L2 in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day (as defined in the Note) immediately prior to the funding date of the respective tranche. As of September 30, 2018, the Company had received multiple tranches for which it issued warrants to purchase shares of the Company’s common stock.

These warrants have a variable exercise price per the above and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $280,437 based on the Black Scholes Merton pricing model. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2017	-	$-	$-

Issued	453,381,835	$0.0011	$0.0014
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2018	453,381,835	$0.0011	$0.0014

Exercisable, September 30, 2018	453,381,835	$0.0011	$0.0014

Range of Exercise Prices	Number Outstanding 9/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	453,381,835	4.94 years	$0.0011

The Company uses Level 3 inputs for its valuation methodology for its conversion option liabilities as their fair values were determined by using the Binomial option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As, required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At September 30, 2018	252.42% – 258.24%	2.80%-2.94%	0%	5

NOTE 9 – COMMON STOCK

During the nine months ended September 30, 2018, the Company issued 704,188,067 shares of common stock to settle $250,547 of principal and $18,870 of accrued interest on its convertible notes.

NOTE 10 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. See Note 11 for related party preferred stock issuance.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends.

Series E Convertible Preferred Stock, has a par value of $0.001, and a stated value of $1.00 per share, subject to adjustment. The shares of Series E Convertible Preferred Stock at a conversion price that is equal to the amount that is 61% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding such conversion. The shares of Series E Convertible Preferred Stock are subject to redemption by the Company at its option from the date of issuance until the date that is 180 days therefrom, subject to premium that ranges from 120% to 145%, increasing by 5% during each 30-day period following issuance. Series E carries a 12% cumulative dividend, which will increase to 22% upon an event of default, is non-voting, and has liquidation rights to be paid in cash, before any payment to common or junior stock.

On July 23, 2018, the Company granted 125,000 shares of Series D preferred stock to L2. The stock was issued as commitment shares in connection to the Equity Purchase Agreement dated July 23, 2018. The stock is not effective until the full commitment amount has been met or the agreement is terminated. The shares were valued at $0.15, based upon estimated loan fees, for total non-cash expense of $18,750. The Series D has been classified on the balance sheet as mezzanine equity.

On September 19, 2018, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000. This transaction was completed in October when the Series E designation was completed, and the funds were received.

As of September 30, 2018, there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding convertible preferred, convertible debt and the potential 1 billion shares to be issued to TruFoods, into common stock. In accordance with ASC 815, derivative and hedging, the Company analyzed which contracts could be classified as equity through the following sequencing methodology: contracts with no maturity date (convertible preferred shares) then contracts with the earliest maturity date first. Under this methodology management determined that both the Series C and Series D convertible preferred stock, being among the last to be issued, should be allocated to mezzanine equity. This allocation leaves sufficient common shares for our other convertible contracts. Management believes that no further consideration is needed.

NOTE 11 – RELATED PARTY TRANSACTION

During the nine months ended September 30, 2018, the Company issued 5,000,000 shares of its Series C Preferred stock to Everett Dickson, the Company’s CEO for services rendered. The stock was valued based on the services performed for total non-cash expense of $120,000. The Series C has been classified on the balance sheet as mezzanine equity. The Series C has been classified on the balance sheet as mezzanine equity.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-140, Subsequent Events, the Company analyzed its operations subsequent to September 30, 2018, through the date the financial statements were available to be issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

On October 2, 2018, the Company announced that it has formally completed the closing of a definitive asset purchase agreement, completing the acquisition of a majority interest in Recipe Food.

On October 5, 2018, the Company received $50,000 for the sale of its Series E preferred stock to Geneva (See Note 10).

On October 15, 2018, the Company entered into a letter of intent (the “LOI”) concerning the Company’s potential acquisition of intellectual property assets pertaining to “VitaminFIZZ.”  Pursuant to the terms of the LOI, the closing of such transaction is expected to occur no later than November 30, 2018, and the purchase price will be $60,000 payable in cash. Additionally, in connection with such closing, the seller of such assets will enter into a confidentiality, non-competition and non-solicitation agreement having a term of five years. Pursuant to the LOI, the definitive agreement is to contain customary representations, warranties and conditions to closing.

Subsequent to September 30, 2018, L2 converted $21,560 into 98,000,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” and similar expressions or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Results of Operations

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017

Revenue

Revenue for the three months ended September 30, 2018 was $81,016 compared to $0 for the three months ended September 30, 2017. Revenue in the current period is from the Company’s new subsidiary Oventa, Inc.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2018 was $56,711 compared to $0 for the three months ended September 30, 2017. Cost of revenue in the current period is from the Company’s new subsidiary Oventa, Inc.

Compensation Expense

Compensation Expense for the three months ended September 30, 2018 was $159,126 compared to $0 for the three months ended September 30, 2017. In the current period our CEO received $20,000 and preferred stock for total non-cash expense of $120,000 (Note 11). In addition, Oventa incurred $19,126 of compensation expense.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2018 was $332,154 compared to $336 for the three months ended September 30, 2017. General and administrative expenses have increased with the increased operations of the parent company and due to our new operating subsidiary. Some of our larger expenses include $124,000 of acquisition costs, $47,750 for investor relations and transfer agent fees of $6,425.

Depreciation Expense

For the three months ended September 30, 2018 we recognized $159,181 for depreciation expense in relation to our newly acquired assets (Note 4). We had no depreciation expense for the three months ended September 30, 2017.

Professional Fees

Professional fees for the three months ended September 30, 2018 were $80,812 compared to $6,000 for the three months ended September 30, 2017. Professional fees consist mostly of legal, accounting and audit fees. The increase is due to an increase in audit, accounting and legal expense.

Other Income (Expense)

Other expense for the three months September 30, 2018 consists of interest expense of $232,998, which includes $208,573 of debt discount amortization, a loss on change in fair value of derivatives of $751,858, and a loss on convertible notes of $743,611. Other expense for the three months September 30, 2017 consisted of interest expense of $27,197, a gain on change in fair value of derivatives of $780,165 and a loss on convertible notes of $250,149.

Net Loss

The Company had a net loss of $2,435,436 for the three months ended September 30, 2018, as compared to net income of $496,483 for the three months ended September 30, 2017. The net income in the prior period was a direct result of the gain in the change of fair value of derivatives. In the current period we had a net loss from operations of $706,969 as all of our operating expenses have increased in conjunction with our new operating subsidiary and increase in overall business activity. Our additional loss of $1,728,467 from other expense was almost all from non-cash expense related to our convertible notes.

Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017

Revenue

Revenue for the nine months ended September 30, 2018 was $81,016 compared to $0 for the nine months ended September 30, 2017. Revenue in the current period is from the Company’s new subsidiary Oventa, Inc.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2018 was $56,711 compared to $0 for the nine months ended September 30, 2017. Cost of revenue in the current period is from the Company’s new subsidiary Oventa, Inc.

Compensation Expense

Compensation Expense for the nine months ended September 30, 2018 was $176,126 compared to $0 for the three months ended September 30, 2017. In the current period our CEO received $37,000 and preferred stock for total non-cash expense of $120,000 (Note 11). In addition, Oventa incurred $19,126 of compensation expense.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2018 was $383,399 compared to $1,025 for the nine months ended September 30, 2017. General and administrative expenses have increased with the increased operations of the parent company and due to our new operating subsidiary. Some of our larger expenses include $124,000 of acquisition costs, $86,250 for investor relations, transfer agent fees of $18,350 and license and fee expense of $15,520.

Depreciation Expense

For the nine months ended September 30, 2018 we recognized $159,181 for depreciation expense in relation to our newly acquired assets (Note 4). We had no depreciation expense for the nine months ended September 30, 2017.

Professional Fees

Professional fees for the nine months ended September 30, 2018 were $180,412 compared to $60,600 for the nine months ended September 30, 2017. Professional fees consist mostly of legal, accounting and audit fees. The increase is due to an increase in audit, accounting and legal expense.

Other Income (Expense)

Other expense for the nine months September 30, 2018 consists of interest expense of $326,193, which includes $240,550 of debt discount amortization, a loss on change in fair value of derivatives of $238,204, and a loss on convertible notes of $1,372,197. Other expense for the nine months September 30, 2017 consisted of interest expense of $262,167, a loss on change in fair value of derivatives of $94,539 and a loss on convertible notes of $250,149.

Net Loss

The Company had a net loss of $2,811,407 for the nine months ended September 30, 2018, as compared to $668,480 for the nine months ended September 30, 2017. In the current period we had a net loss from operations of $874,813 as all of our operating expenses have increased in conjunction with our new operating subsidiary and increase in overall business activity. Our additional loss of $1,936,594 from other expense was almost all from non-cash expense related to our convertible notes.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, we used $597,473 in operating activities, $154,829 for the purchase of our intangible assets (Note 4) and had net proceeds from financing activities of $757,306. To date a majority of our funding has come from the issuance of convertible notes.

We commenced operations of our subsidiary Oventa, Inc. during the third quarter and realized revenue of $81,016. We expect our revenues to increase each month as we continue to invest in and increase those operations. We have already seen a significant increase as revenue for the month of October was approximately $83,800.

The Company currently owes $364,875 on notes payable, all of which are in default, and $1,508,599 for outstanding convertible notes, $592,004 of which are in default.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and as of September 30, 2018 current liabilities exceed current assets by $10,269,508. The Company has an accumulated deficit of $78,055,519. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of September 30, 2018 and December 31, 2017.

On June 20, 2018, GW Holdings Group, Inc. (“GW”), filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. The Company has filed an answer, and the case is currently pending.

On September 21, 2018, Pro-Drive Outboards, LLC filed a complaint against the Company related to an alleged breach of contract having alleged damages exceeding $500,000. The Company is asserting its defenses against such claims, which include apparent defects arising out of such plaintiff’s failure to properly serve process on the Company and failure to file within the applicable statute of litigation.

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of executive officers of our Company, threatened against or affecting our Company, or our common stock in which an adverse decision could have a material effect.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in “Risk Factors” in our Registration Statement on Form S-1 which was filed with the SEC on September 20, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

During the three months ended September 30, 2018, the Company issued 400,328,127 shares of common stock to settle $121,940 of principal and $2,900 of accrued interest on its convertible notes.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and US Highland, Inc., collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2018)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2018)
3.2	Series C Preferred Stock Designation (incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 filed with the Commission on September 20, 2018)
3.3	Series D Preferred Stock Designation (incorporated herein by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 filed with the Commission on September 20, 2018)
3.4	Amendment to Articles of Incorporation of the Company*
3.5	Series E Preferred Stock Designation*
4.1	Registration Rights Agreement, dated as of July 23, 2018, by and between Cruzani, Inc. and L2 Capital, LLC. (incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2018)
10.1	Equity Purchase Agreement, dated as of July 23, 2018, by and between Cruzani, Inc. and L2 Capital, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2018)
10.2	Letter of Intent, dated as of September 7, 2018, by and among Cruzani, Inc., as buyer, and Recipe Food Co., as seller (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 13, 2018)
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial and Accounting Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial and Accounting Officer*

*   filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: November 15, 2018	By:	Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)