Form 10-K
period 2018-12-31
Cruzani, Inc.
filed 2019-04-16
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

CRUZANI, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Lennox Road, Suite 1500
Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 419-2253

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $0.00001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-b2 of the Exchange Act). Yes ☐ No ☒

As of April 8, 2019, the registrant had 102,603,103 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

i

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

In this Report, unless otherwise indicated or the context otherwise requires, “Cruzani, the “Company”, “we”, “us” or “our” refer to Cruzani, Inc., a Nevada corporation, and its subsidiaries.

On September 28, 2018, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”), effective October 1, 2018, for the change of the Company’s name from “US Highland, Inc.” to “Cruzani, Inc.” (the “Name Change”) and the change of the trading symbol for the Company’s common stock from “UHLN” to “CZNI” (the “Symbol Change”).

On January 4, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Charter Amendment”) for a 1-for-20 reverse stock split of the Company’s common stock (the “Reverse Split”). On January 8, 2019, the Company received notice from FINRA that the Reverse Split had been approved and would take effect at the opening of trading on January 10, 2019. The number of authorized shares remains unchanged. All share and per share information in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

ii

PART I

ITEM 1. BUSINESS

Overview

Cruzani, Inc. (“Cruzani” or the “Company”) is a franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc. The name change is subject to approval by the Financial Industry Regulatory Authority (known as “FINRA”).

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, effective on December 31, 2018, by written notice to the Seller, the Company unwound the transaction. The capital injected into Oventa, Inc., however, has been secured pursuant to financing statements filed on behalf of the Company, and the Company expects to receive a return of its injected capital during the calendar year 2019. Subsequent to the December 31 notification, the parties searched for a resolution in an effort to salvage the transaction. In early February, however, it was determined that there wasn’t an acceptable path forward. At that time, the company filed a Form 8-K regarding the matter.

On September 27, 2018, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Sandrea Gibson, as seller (the “Seller”), and Recipe Food Co., as the target (the “Target”), pursuant to which in exchange for up to CAD $237,000, the Company agreed to acquire 80% of the issued and outstanding stock of the Target from the Seller upon the terms and subject to the conditions set forth in the Stock Purchase Agreement. Seller is engaged in the business of preparing and serving delicious, healthy meals on a counter-service basis with high quality ingredients, including low calorie alternatives. Difficulties integrating the Target into the Company group, forced the Company to cease injecting additional capital into the Target. The Target is currently on the market for disposition to a third-party buyer on an arms-length basis.

Our Business

Cruzani, Inc. is a restaurant development company that builds and represents the quick-service food industry utilizing quality menu items of value in modern dining rooms, and other related businesses, throughout the United States as well as international markets, with an emphasis on food and wellness. Our Management team picks up and coming concepts with growth potential. With little territory available for the older brands we bring fresh innovative brands to our consumers that have great potential. All of our brands are unique in nature as we focus on niche markets that are still in need of developing.

The Cruzani Platform

Cruzani’s core value proposition relates to the platform of services it offers to potential food entrepreneurs. Cruzani’s goal is to propel those entrepreneurs to the next level of success. Cruzani focuses on the following areas:

Performance Appreciation

We have the skills and connections to ascertain hidden value for food entrepreneurs. Private companies can experience higher valuations in the public capital market. Potential franchise partners may have assets, skills and concepts that don’t appear on its balance sheet that make all the difference in the world to the savvy public market, where investors have vision. Cruzani aims to help the food entrepreneur discover the qualities that they take for granted – and capitalize them to achieve the next level of success that they deserve.

Public Capital Market Experience

Navigating the public markets takes special knowledge, dedication and aptitude. Most private entrepreneurs could never make this leap by themselves. That’s were Cruzani comes in. If a potential food enterprise has the potential to satisfy customers and the investing public, both, then Cruzani has the ability to implement that plan. By being part of the Cruzani organization as a continuing co-venture partner or by divesting an entire enterprise to Cruzani, we have the goal of finding the right solution for our franchise partners.

Media Development

Public companies are in the public eye. Cruzani works to help food entrepreneurs to transition from being a local food enterprise that has looked for ways to create awareness, into a widely known operation. Public companies have communication resources and expertise that are just not practical for smaller firms to maintain. As Cruzani integrates itself into its franchise partners’ operations and discovers their food enterprise’s qualities, we can apply a national, and international, platform for getting the franchise’s message out for the benefit of all involved. As partners in success, Cruzani focuses on bringing select private food enterprises into our family of holdings so that they can benefit from group talents and resources.

Exit Horizon

No matter how much a food entrepreneur loves their food concept, there is always the potential for and exit to allow them to pursue other opportunities. Cruzani structures its platform to accommodate for operators to stay with their business in partnership or as a co-venturer with Cruzani as well as full scale acquisitions.

Facilities

The Company currently has no ownership or leases of property. The Company’s business mailing address is 3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309. The Company’s primary phone number is (404) 419-2253.

Employees

Cruzani, Inc. does not have any employees other than our chief executive officer. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with our employees is good.

ITEM 1A. RISK FACTORS

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this prospectus, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business

Our operating and financial results and growth strategies are closely tied to the success of our franchise concepts.

Substantially all of our operations are tied to our franchise concepts which makes us dependent on the financial success and cooperation of our franchise partners. If a significant franchise concept or a significant number of our franchise partners become financially distressed, our operating and financial results could be impacted through reduced or delayed revenues. Our success also depends on the willingness and ability of our franchise partners to implement major initiatives, which may include financial investment. Our franchise partners may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm the growth prospects and financial condition of the company. Additionally, the failure of our franchise partners to focus on the fundamentals of restaurant operations or food production could have a negative impact on our business.

If we fail to identify, recruit and contract with a sufficient number of qualified franchise concepts, our ability to pursue and build new franchise concepts and increase our revenues could be materially adversely affected.

The opening of additional franchise concepts depends, in part, upon the availability of prospective concepts who meet our criteria. Our growth strategy requires us to identify, recruit and contract with a growing number of new franchise concepts. We may not be able to identify, recruit or contract with suitable franchises in our target markets on a timely basis or at all. If we are unable to recruit suitable concepts or if such suitable franchises are unable or unwilling to open new restaurants as planned, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenues and materially adversely affect our business, financial condition and results of operations.

We may experience difficulties in integrating acquired businesses with our existing business.

Integration of brands and related operations with our existing business and financial accounting and reporting systems. The difficulties of integration include:

●	coordinating and consolidating geographically separated systems and facilities;

●	integrating the management and personnel of the acquired brands, maintaining employee morale and retaining key employees;

●	implementing our management information systems and financial accounting and reporting systems;

●	establishing and maintaining effective internal control over financial reporting; and

●	implementing operational procedures and disciplines to control costs and increase profitability.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and that of our acquired franchise concepts, and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of these operations could have an adverse effect on our business, results of operations and financial condition after the acquisition.

Achieving the anticipated benefits of these acquisitions will depend in part upon whether we can integrate them in an efficient and effective manner. We may not accomplish this integration process smoothly or successfully. If management is unable to successfully integrate the acquired brands, the anticipated benefits of the acquisition may not be realized.

Our strategy includes pursuing opportunistic acquisitions of additional franchise concepts, and we may not find suitable acquisition candidates or successfully operate or integrate any brands that we may acquire.

As part of our strategy, we intend to opportunistically acquire new franchises and restaurant concepts. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional franchises or restaurant concepts without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional franchises or restaurant concepts, the integration and operation of such acquisitions may place significant demands on our management, which could adversely affect our ability to manage our existing restaurant concepts. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We may not achieve our target development goals and the addition of new franchise concepts may not be profitable.

Our growth strategy depends in part on our ability to add franchise concepts. The successful development and retention of new franchise concepts depends in large part on our ability to attract capital and the ability of our franchise concepts to operate these concepts profitably. We cannot guarantee that we or our current or future franchise partners will be able to achieve our expansion goals or that new concepts will be operated profitably. Further, there is no assurance that any new franchise concept will produce operating results similar to our expectations.

Failure to protect our service marks or other intellectual property could harm our business.

We regard our service marks and trademarks related to our franchise concepts, as having tangible value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our franchise concepts and related businesses from infringement. Effective intellectual property protection may not be available in every country in which our franchise concepts operate or intend to operate. There can be no assurance that these protections will be adequate and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources. We may also face claims of infringement that could interfere with the use of the proprietary knowhow, concepts, recipes, or trade secrets used in our businesses. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

If our franchise concepts are unable to protect their customers’ credit card data and other personal information, our franchise concepts could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.

Privacy protection is increasingly demanding, and the use of electronic payment methods and collection of other personal information expose our franchise concepts to increased risk of privacy and/or security breaches as well as other risks. The majority of our restaurant sales are by credit or debit cards. In connection with credit or debit card transactions in-restaurant, our franchise concepts collect and transmit confidential information by way of secure private retail networks. Additionally, our franchises collect and store personal information from individuals, including their customers and employees.

Although our franchises use secure private networks to transmit confidential information and debit card sales, our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us. Our franchises must abide by the payment card industry standards, as modified from time to time, in order to accept electronic payment transactions.

If a person is able to circumvent our franchises’ security measures or those of third parties, he or she could destroy or steal valuable information or disrupt our operations. Our franchises may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and our franchises may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause our franchises to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows.

We and our franchise concepts rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.

Network and information technology systems are integral to our business. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Despite the implementation of protective measures, our systems are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and advertising fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations. It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.

The retail food industry in which we operate is highly competitive.

The retail food industry in which our franchise concepts operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our franchise concepts are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services. Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The food products sold by our franchises are sourced from a variety of domestic and international suppliers. We, along with our franchises, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items and other supplies to our franchises’ restaurants and customers could adversely affect the availability, quality and cost of items we use and the operations of our franchises’ restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our franchisees.

An increase in food prices may have an adverse impact on our franchise concepts’ profit margins.

Our franchise concepts depend on reliable sources of large quantities of raw materials such as protein (including beef and poultry), cheese, oil, flour (for baked goods and other desserts) and vegetables (including potatoes and lettuce). Raw materials purchased for use in our franchises are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather conditions or natural events or disasters that affect expected harvests of such raw materials. As a result, the historical prices of raw materials used in the operation of our franchise concepts have fluctuated. We cannot assure you that our franchise concepts will continue to be able to purchase raw materials at reasonable prices, or that prices of raw materials will remain stable in the future.

We depend on key executive management.

We depend on the leadership and experience of our relatively small number of key executive management personnel, and in particular key executive management, particularly our Chief Executive Officer, Everett M. Dickson. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

We could be party to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We may become involved in legal proceedings involving consumer, employment, real estate related, tort, intellectual property, breach of contract, securities, derivative and other litigation. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated. Regardless of whether any such claims have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend and may divert resources and management attention away from our operations and negatively impact reported earnings. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results of operations.

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of franchise concepts have led to customer health issues, including weight gain and other adverse effects. These concerns could lead to an increase in the regulation of the content or marketing of our products. We may also be subject to such claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast casual segments of the retail food industry) may harm our reputation and adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Trading of our common stock is conducted on the OTC Marketplace operated by the OTC Markets Group, Inc., or “OTC,” under the ticker symbol “CZNI.” Not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of the Company. This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

We have never paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends depends on our ability to successfully develop our franchise concept business and generate revenue from future operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our Board of Directors.

Because our common stock is a “penny stock,” it may be difficult to sell shares of our common stock at times and prices that are acceptable.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.

If significant deficiencies or other material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing.

Risks Relating to our Equity Line with L2 Capital

Resales of shares purchased by L2 Capital under the Equity Purchase Agreement may cause the market price of our common stock to decline.

Subject to the terms and conditions of the Equity Purchase Agreement we entered into with L2 Capital, LLC (“L2 Capital”) on July 23, 2018, we have the right to “put,” or sell, up to $5,000,000 worth of shares of our common stock to L2 Capital. Unless terminated earlier, L2 Capital’s purchase commitment will automatically terminate on the earlier of (i) the date on which L2 Capital shall have purchased shares under the Equity Purchase Agreement for an aggregate purchase price of $5,000,000, (ii) July 23, 2020, or (iii) written notice of termination by the Company to L2 Capital (which shall not occur at any time that L2 Capital holds any of the Put Shares). This arrangement is also sometimes referred to herein as the “Equity Line.” The common stock to be issued to L2 Capital pursuant to the Equity Purchase Agreement will be purchased at a price equal to L2 Capital will pay a purchase price equal to 85% of the “Market Price,” which is defined as the lowest one (1) traded price of the common stock on the OTC Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive trading days following the date on which the put shares are delivered to L2 Capital (the “Clearing Date”), or beginning on the Clearing Date if the respective Put Shares are received as DWAC Shares in L2 Capital’s brokerage account prior to 11:00 a.m. ET (the “Valuation Period”). L2 Capital will have the financial incentive to sell the shares of our common stock issuable under the Equity Purchase Agreement in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares. This may cause the market price of our common stock to decline.

The foregoing description of the terms of the Equity Purchase Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Equity Purchase Agreement itself.

Puts under Equity Purchase Agreement may cause dilution to existing stockholders.

From time to time during the term of the Equity Purchase Agreement, and at our sole discretion, we may present L2 Capital with a put notice requiring L2 Capital to purchase shares of our common stock. As a result, our existing stockholders will experience immediate dilution upon the purchase of any of the shares by L2 Capital. L2 Capital may resell some, if not all, of the shares that we issue to it under the Equity Purchase Agreement and such sales could cause the market price of our common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to L2 Capital in exchange for each dollar of the put amount. Under these circumstances, the existing stockholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by L2 Capital, and because our existing stockholders may disagree with a decision to sell shares to L2 Capital at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

There is no guarantee that we will satisfy the conditions to the Equity Purchase Agreement.

Although the Equity Purchase Agreement provides that we can require L2 Capital to purchase, at our discretion, up to $5,000,000 worth of shares of our common stock in the aggregate, our ability to put shares to L2 Capital and obtain funds when requested is limited by the terms and conditions of the Equity Purchase Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to L2 Capital at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to L2 Capital to the extent that it would cause L2 Capital to beneficially own more than 9.99% of the outstanding shares of our common stock.

We may not have access to the full amount available under the Equity Purchase Agreement with L2 Capital.

Our ability to draw down funds and sell shares under the Equity Purchase Agreement requires that a registration statement be declared effective and continue to be effective registering the resale of shares issuable under the Equity Purchase Agreement. The registration statement of which this prospectus is a part registers the resale of 22,500,000 shares of our common stock issuable under the Equity Line. Our ability to sell any additional shares under the Equity Purchase Agreement will be contingent on our ability to prepare and file one or more additional registration statements registering the resale of such additional shares. These registration statements (and any post-effective amendments thereto) may be subject to review and comment by the staff of the Securities and Exchange Commission, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements (and any post-effective amendments thereto) cannot be assured. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the Securities and Exchange Commission in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to L2 Capital. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to draw down any amounts under the Equity Purchase Agreement with L2 Capital is subject to a number of conditions, there is no guarantee that we will be able to draw down all of the proceeds of $5,000,000 under the Equity Purchase Agreement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company currently has no ownership or leases of property. The Company’s business mailing address is 3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309. The Company’s primary phone number is (404) 419-2253.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2018 and 2017. The management is having discussions with respect to the timing and structure of the settlement.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of December 31, 2018, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued. Managements view is that the amount to settle this will not materially exceed the balance due and even be slightly less.

On September 21, 2018, Pro Drive Outboards, LLC (“Pro-Drive”) filed a lawsuit against the Company, in which Pro-Drive alleges that the Company breached a contract that Pro-Drive entered into with the Company. Pro-Drive is seeking damages in excess of $500,000. The Company has filed an answer, including the defenses of defective service of process and statute of limitations, and the case is currently pending. Because this case has not progressed beyond a motion to dismiss, and any pending outcome is currently unknown the Company has not accrued any amount related to this lawsuit. Management does not view this as being a potential liability. This claim relates to events in the 2010-2012 time line, discussions with management at that time, indicates there is no basis for their claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Marketplace operated by the OTC Markets Group, Inc., or “OTC,” under the ticker symbol “CZNI.”

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Registered Holders

As at December 31, 2018, there were approximately 112 record holders of our common stock.

Dividends

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the Company’s common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Securities Authorized for issuance under equity compensation plans.

No securities are authorized for issuance by the Company under equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

During the fourth quarter, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

During the fourth quarter, the Company issued 5,000,000 shares of common stock to settle $9,000 of principal and $1,000 of accrued interest on its convertible notes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Compensation Expense

Compensation expense for the year ended December 31, 2018 was $240,000 compared to $0 for the year ended December 31, 2017. Compensation expense of $240,000 consists of $120,000 of compensation expense for our CEO and the issuance of preferred stock for total non-cash expense of $120,000 (Note 9).

General and Administrative Expense

General and administrative expense for the year ended December 31, 2018 was $425,698 compared to $1,681 for the for the year ended December 31, 2017. General and administrative expenses have increased with the increased operations as a result of the Company pursing new business venture and acquisitions. Some of our larger expenses include $124,000 of acquisition costs, $179,350 for investor relations, transfer agent fees of $28,700 and license and fee expense of $15,720.

Professional Fees

Professional fees for the year ended December 31, 2018 were $224,912 compared to $78,715 for the year ended December 31, 2017. Professional fees consist mostly of legal, accounting and audit fees. The increase is due to an increase in audit, accounting and legal expense.

Other Income (Expense)

Other expense for the year ended December 31, 2018 consists of interest expense of $599,876, which includes $465,413 of debt discount amortization, a gain on change in fair value of derivatives of $708,663, and a loss on convertible notes of $1,962,197. Other expense for the year ended December 31, 2017 consisted of interest expense of $325,471, a loss on change in fair value of derivatives of $44,084 and a loss on convertible notes of $250,149.

Net Loss

The Company had a net loss of $2,744,020 for the year ended December 31, 2018, as compared to $700,483 for the year ended December 31, 2017. Approximately $1,254,000 of our loss is non-cash expense related to the issuance and conversion of our convertible debt as discussed above for other expense.

Liquidity and Capital Resources

For the year ended December 31, 2018, we used $989,987 in operating activities compared to $47,194 used in the prior year.

For the year ended December 31, 2018, we received $950,500 of proceeds from convertible debt and $53,000 from the sale of preferred stock. We also repaid $15,000 on notes payable. In the prior year we received $50,000 of proceeds from convertible debt

The Company currently owes $224,400 on notes payable, all of which are in default, and $1,801,599 for outstanding convertible notes. Approximately $922,000 of the convertible noted are in default.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of $77,988,132, and a net loss for the year ended December 31, 2018 of $2,744,020, of which approximately $1.8mil was non-cash expense related to the Company’s convertible notes. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cruzani, Inc. and Subsidiaries (f/k/a US Highland, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cruzani, Inc. and Subsidiaries (f/k/a US Highland, Inc.) (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations and does not currently have revenue-generating operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

April 16, 2019

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$1,579	$3,066
Other current asset	339,813	-
Deposits on acquisition	85,392	75,000
Total Current Assets	426,784	78,066

Total Assets	$426,784	$78,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$407,768	$350,465
Accrued liabilities	780,031	704,987
Accrued officer compensation	68,000	-
Convertible Notes, net of discounts of $209,029 and $0, respectively	1,592,570	818,753
Derivative liabilities	433,924	409,948
Loans payable	224,400	431,000
Total Current Liabilities	3,506,693	2,715,153

Total Liabilities	3,506,693	2,715,153

Commitments and Contingencies (Note 11)	-	-

MEZZANINE EQUITY
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 53,000 shares issued and outstanding, respectively	53,000	-
Total mezzanine equity	53,000	-

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding, respectively	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding, respectively	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and no shares issued and outstanding, respectively	50,000	-
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and no shares issued and outstanding, respectively	12	-
Preferred Stock, 865,000, shares authorized, par value $0.01; no shares issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized, $0.00001 par value; 73,442,239 and 17,272,502 shares issued and outstanding, respectively	734	173
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	75,544,112	73,346,487
Accumulated deficit	(77,988,132)	(75,244,112)
Total Stockholders’ Deficit	(3,079,909)	(2,637,087)
Total Liabilities and Stockholders’ Equity	$426,784	$78,066

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
Operating Expenses:
Compensation expense	$240,000	$-
General and administrative	425,698	1,681
Professional fees	224,912	78,715
Total operating expenses	890,610	80,396

Loss from operations	(890,610)	(80,396)

Other Income (Expense):
Interest expense	(599,876)	(325,471)
Change in fair value of derivatives	708,663	(44,084)
Loss on disposal of assets	-	(383)
Loss on convertible notes	(1,962,197)	(250,149)
Total other income (expense)	(1,853,410)	(620,087)

Loss before provision for income taxes	(2,744,020)	(700,483)
Provision for income taxes	-	-

Net Loss	$(2,744,020)	$(700,483)

Basic loss per share	$(0.05)	$(0.04)
Diluted loss per share	$(0.05)	$(0.04)
Basic weighted average shares outstanding	52,398,546	16,061,302
Diluted weighted average shares outstanding	52,398,546	16,061,302

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Statement of Changes in Stockholders’ Deficit

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2016	3,381,520	$33,815	5,000	$50	-	$-	-	$-	-	$-	15,783,053	$158	$73,048,612	$(773,500)	$(74,543,629)	$(2.234,494)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	-	-	1,489,449	15	297,875	-	-	297,890
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(700,483)	(700,483)
Balance, December 31, 2017	3,381,520	33,815	5,000	50	-	-	-	-	-	-	17,272,502	173	73,346,487	(773,500)	(75,244,112)	(2,637,087)
Stock based compensation - officer	-	-	-	-	5,000,000	120,000	-	-	-	-	-	-	-	-	-	120,000
Shares issued for convertible debt	-	-	-	-	-	-	-	-	-	-	56,169,737	561	1,828,449	-	-	1,829,010
Preferred shares issued for cash	-	-	-	-	-	-	-	-	53,000	53	-	-	52,947	-	-	53,000
Shares issued for loan commitment	-	-	-	-	-	-	125,000	18,750	-	-	-	-	-	-	-	18,750
Warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	280,438	-	-	280,438
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,744,020)	(2,744,020)
Balance, December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$120,000	125,000	$18,750	53,000	$53	73,442,239	$734	$75,508,321	$(773,500)	$(77,988,132)	$(3,079,909)

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,744,020)	$(700,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	180,716
Change in fair value of derivatives	(708,663)	44,084
Loss on convertible debt	1,962,197	250,149
Debt discount amortization	465,413	-
Preferred stock issued for officer compensation	120,000	-
Preferred stock issued for loan commitment	18,750	-
Changes in Operating Assets and Liabilities:
Prepaids expenses and deposits	75,000	(75,000)
Other assets	(425,204)	-
Accounts payable and accrued liabilities	178,540	431,192
Accrued officer compensation	68,000	-
Accrued liabilities – related party	-	(177,852)
Net Cash Used in Operating Activities	(989,987)	(47,194)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	950,500	50,000
Principal payments on debt	(15,000)	-
Preferred stock sold for cash	53,000	-
Net Cash Provided by Financing Activities	988,500	50,000

Net Increase (Decrease) in Cash	(1,487)	2,806
Cash at Beginning of Year	3,066	260
Cash at End of Year	$1,579	$3,066

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$279,418	$10,724
Warrants issued in conjunction with convertible debt	$280,483	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 – BACKGROUND

Organization

Cruzani, Inc. (“Cruzani” or the “Company”) is a franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc. The name change is subject to approval by the Financial Industry Regulatory Authority (known as “FINRA”).

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, on December 31, 2018, by written notice to the Seller, the Company unwound the transaction. The capital injected into Oventa, Inc., however, has been secured pursuant to financing statements filed on behalf of the Company, and the Company expects to receive a return of its injected capital of approximately US $339,813 during the calendar year 2019. Collectability is based on claims filed for cash that was paid.

On September 27, 2018, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Sandrea Gibson, as seller (the “Seller”), and Recipe Food Co., as the target (the “Target”), pursuant to which in exchange for up to CAD $237,000, the Company agreed to acquire 80% of the issued and outstanding stock of the Target from the Seller upon the terms and subject to the conditions set forth in the Stock Purchase Agreement. Seller is engaged in the business of preparing and serving delicious, healthy meals on a counter-service basis with high quality ingredients, including low calorie alternatives. Difficulties integrating the Target into the Company group, which forced the Company to cease injecting additional capital into the Target. The Target is currently on the market for disposition to a third-party buyer on an arms-length basis, which the Company can undertake due to its supermajority ownership.

Business

Cruzani, Inc. is a restaurant development company that builds and represents the quick-service food industry utilizing quality menu items of value in modern dining rooms, and other related businesses, throughout the United States as well as international markets, with an emphasis on food and wellness. Our Management team picks up and coming concepts with growth potential. With little territory available for the older brands we bring fresh innovative brands to our consumers that have great potential. All of our brands are unique in nature as we focus on niche markets that are still in need of developing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.  We believe we are not exposed to any significant credit risk on cash. As of December 31, 2018, all of the Company’s other current asset and deposits on acquisition are expected to be returned to the Company.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2018 or 2017.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2018. There is no net effect as the result of these reclassifications.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Supreme Sweets Acquisition Corp. and TruFood Provisions Co. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated. The subsidiaries have had has been no significant net activity.

Receivables

The Company has other current assets of $339,813 (Note 1) as a result of it’s now terminated purchase agreement with Supreme Sweets Acquisition Corp, and deposits on acquisition of $85,392 (Note 1) from its stock purchase agreement with Recipe Food Co. The Company has evaluated the collectability of both assets and concluded that all funds will likely be recovered.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2018 and 2017, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which updated through several revisions and clarifications since its original issuance and supersedes previous revenue recognition guidance.  This guidance introduces a new principles-based framework for revenue recognition, requiring an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The update also requires new qualitative and quantitative disclosures, beginning in the quarter of adoption, regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The update may be applied using one of two prescribed transition methods: retrospectively to the prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company has elected to early adopt this ASU and as a result outstanding warrants were not accounted for as a derivative.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of $77,988,132, and a net loss for the year ended December 31, 2018 of $2,744,020, of which approximately $1.8mil was non-cash expense related to the Company’s convertible notes. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 4 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	December 31, 2018	December 31, 2017
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 4	8%	39,000	111,000
Loan 5	8%	155,400	190,000
Loan 6	5%	-	100,000
Total		$224,400	$431,000

Above notes are past due as of the issuance of these financial statements.

NOTE 5 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of December 31, 2018:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2017	Additions	Conversions / Transfers	Balance December 31, 2018
Third party individual	7/25/13	12/31/16	12%	$500,000	$-	$-	$500,000
Union Capital, LLC	2/11/16	2/11/17	24%	80,190	-	(80,190)	-
Adar Bays, LLC	2/11/16	2/11/17	24%	79,163	-	(11,159)	68,004
GW Holdings Group, LLC	5/17/16	5/17/17	24%	59,400	-	(35,400)	24,000
Travel Data Solutions	10/30/17	10/30/19	10%	25,000	-	(25,000)	-
Travel Data Solutions	11/18/17	11/30/19	10%	75,000	75,000	-	150,000
GW Holdings Group, LLC	3/16/18	3/15/19	8%	-	36,750	-	36,750
Device Corp	various	various	8%	-	140,831	-	140,831
L2 Capital, LLC	various	various	8%	-	882,014	-	882,014
			Total	$818,753	$1,134,595	$(151,749)	$1,801,599
		Less debt discount		-			(209,029)
				$818,753			$1,592,570

The embedded conversion options of the Company’s convertible debentures contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities are re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	2018	2017
Balance at the beginning of the period	$409,948	$402,881
Addition of new derivative liabilities	1,127,281	-
Change in fair value of embedded conversion option	(708,663)	44,084
Derecognition of derivatives upon settlement of convertible notes	(394,642)	(37,017)

Balance at the end of the period	$433,924	$409,948

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2017	335%	1.39%	0%	0.25 – 2.50
At December 31, 2018	335.58%	2.45%	0%	0.25 - .45

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018 and 2017.

	Fair value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2018
Derivative liabilities	$433,924	$-	$-	$433,924
Warrants	$280,438	$-	$-	$280,438
2017
Derivative liabilities	$409,948	$-	$-	$409,948
Warrants	$-	$-	$-	$-

NOTE 6 – WARRANTS

In connection with the issuance of the convertible note (the “Note”) with L2 Capital, LLC (“L2”) and funding of the initial tranche of $50,000 on the Note, the Company also issued a common stock purchase warrant to purchase up to 381,905 shares of the Company’s common stock pursuant to the terms therein as a commitment fee. At the time that each subsequent tranche under the Note is funded by L2 in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day (as defined in the Note) immediately prior to the funding date of the respective tranche. As of December 31, 2018, the Company had received multiple tranches for which it issued warrants to purchase shares of the Company’s common stock.

These warrants have a variable exercise price per the above and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $280,438 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.001 – 0.0071, 2.80% – 2.94% risk free rate, 252.42 – 258.24% volatility and expected life of the warrants of 5 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2017	-	$-	$-

Issued	22,669,092	$0. 0011	$0.0014
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	22,669,092	$0. 0011	$0. 0014

Exercisable, December 31, 2018	22,669,092	$0. 0011	$0. 0014

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

Range of Exercise Prices	Number Outstanding 12/31/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	4.69 years	$0.0011

NOTE 7 – COMMON STOCK

On July 13, 2017, the Company issued 1,489,449 shares of common stock to settle $8,800 of principal and $1,924 of interest on a debt conversion with a significant shareholder of the Company.

During the year ended December 31, 2018, the Company issued 56,169,737 shares of common stock to settle $259,547 of principal and $19,870 of accrued interest on its convertible notes.

On November 20, 2018, the Company and its stockholders approved a 1 for 20 reverse stock split. The reverse stock split was deemed effective by the Financial Industry Regulatory Authority (“FINRA”) on January 10, 2019. All shares throughout these financail statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of December 31, 2018 and 2017, there are 3,381,520 and 3,381,520 shares of series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of December 31, 2018 and 2017, there are 5,000 and 5,000 shares of series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. See Note 9 for related party preferred stock issuance. As of December 31, 2018 and 2017, there are 5,000,000 and 0 shares of series C preferred stock outstanding, respectively. During the year ended December 31, 2018, the Company issued 5,000,000 shares of its Series C Preferred stock to Everett Dickson, the Company’s CEO for services rendered. The stock was valued based on the services performed for total non-cash expense of $120,000.

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

On July 23, 2018, the Company granted 125,000 shares of Series D preferred stock to L2. The stock was issued as commitment shares in connection to the Equity Purchase Agreement dated July 23, 2018. The stock is not effective until the full commitment amount has been met or the agreement is terminated. The shares were valued at $0.15, based upon estimated loan fees, for total non-cash expense of $18,750. As of December 31, 2018 and 2017, there are 125,000 and 0 shares of series D preferred stock outstanding, respectively. As of December 31, 2018, the full commitment amount has been met.

Series E Convertible Preferred Stock, has a par value of $0.001, and a stated value of $1.00 per share, subject to adjustment. The shares of Series E Convertible Preferred Stock can convert at a conversion price that is equal to the amount that is 61% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding such conversion. The shares of Series E Convertible Preferred Stock are subject to redemption by the Company at its option from the date of issuance until the date that is 180 days therefrom, subject to premium that ranges from 120% to 145%, increasing by 5% during each 30-day period following issuance. Series E carries a 12% cumulative dividend, which will increase to 22% upon an event of default, is non-voting, and has liquidation rights to be paid in cash, before any payment to common or junior stock. The Company has elected to early adopt ASU 2017-11 and as a result the Series E were not accounted for as a derivative The Series E are mandatorily -redeemable after twelve months, and therefore have been classified as mezzanine equity.

On September 19, 2018, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000. This transaction was completed in October when the Series E designation was completed, and the funds were received. As of December 31, 2018, and 2017, there are 53,000 and 0 shares of series E preferred stock outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTION

During the year ended December 31, 2018, the Company issued 5,000,000 shares of its Series C Preferred stock to Everett Dickson, the Company’s CEO for services rendered. The stock was valued based on the services performed for total non-cash expense of $120,000. In addition, per the terms of Mr. Dickson’s employment agreement he is to be compensated $120,000 per year. For the year ended December 31, 2018, he was paid $52,000, and $68,000 had been credited to accrued compensation. For the year ended December 31, 2017 Mr. Dickson deferred all payments and accruals for compensation.

NOTE 10 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used from 2018 due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$1,546,200	$6,758,513
Related party accrual	14,300	-
Deferred tax liabilities:
Less valuation allowance	(1,560,500)	(6,758,513)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Book loss	$(576,200)	$(238,164)
Accretion	-	61,443
Other nondeductible expenses	435,000	(99,909)
Related party accruals	14,300
Valuation allowance	126,900	276,630
	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $7,363,000 that may be offset against future taxable income from the year 2019 to 2038. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2018, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2018 and 2017.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of December 31, 2018, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued.

On September 21, 2018, Pro Drive Outboards, LLC (“Pro-Drive”) filed a lawsuit against the Company, in which Pro-Drive alleges that the Company breached a contract that Pro-Drive entered into with the Company. Pro-Drive is seeking damages in excess of $500,000. The Company has filed an answer, including the defenses of defective service of process and statute of limitations, and the case is currently pending. Because this case has not progressed beyond a motion to dismiss and any pending outcome is currently unknown the Company has not accrued any amount related to this lawsuit.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-140, Subsequent Events, the Company analyzed its operations subsequent to December 31, 2018, through the date the financial statements were available to be issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

On November 20, 2018, the Company and its stockholders approved a 1 for 20 reverse stock split. The reverse stock split was deemed effective by the Financial Industry Regulatory Authority (“FINRA”) on January 10, 2019. All shares throughout these financial statements have been retroactively adjusted to reflect the reverse stock split.

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000.

On January 18, 2019, the Company executed a promissory note with Travel Data Solutions LLC for $35,000. The note bears interest at 10%, and matures on January 31, 2020. Commencing on January 31, 2019 and on the last day of each month thereafter, the Company shall pay to the Holder Three Thousand Two Hundred Eight dollars and Thirty-Three cents ($3,208.33) of which Two Thousand Nine Hundred Sixteen Dollars and Sixty-Six cents ($2,916.66) represents payment towards the outstanding Principal Amount and Two Hundred Nineteen Dollars and Sixty-Six cents ($219.66) represents accrued interest thereon.

On February 7, 2019, effective as of December 31, 2018, the Company terminated the Asset Purchase Agreement with Supreme Sweets Inc. and 2498411 Ontario, Inc (Note 1). The Company is pursuing recovery of the amounts owed in accordance with the Asset Purchase Agreement and termination thereof.

Subsequent to the year ended December 31, 2018, the Company issued 29,160,864 shares of common stock to settle $42,849 of principal and $1,050 of accrued interest on its convertible notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

We intend to continue to address these weaknesses as resources permit.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers and their ages as of March 31, 2019 are listed below. The number of directors is determined by the Board. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

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

Everett M. Dickson, Director

On June 27, 2017, the Board of Directors of the Company appointed Everett M. Dickson as President and Chief Executive Officer of the Company. Since June 28, 2017, Mr. Dickson has served as Interim Chief Financial Officer of the Company. Mr. Dickson has been serving as a member of the Company’s Board of Directors since June 2017. From 2012 until his joining the Company in June 2017, Mr. Dickson worked in the moist tobacco and alternative fuels industry. From 2005 through 2011, Mr. Dickson worked in the alternative fuels industry.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Family Relationships

There are no familial relationships among any of our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We currently do not have a separately standing Audit Committee due to our limited size. Our Board performs the functions that would otherwise be performed by an Audit Committee.

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

Code of Ethics

We have not yet adopted a code of business conduct and ethics. We intend to do so in the near future and to post it on our website at www.cruzani.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following information concerns the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended December 31, 2018; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended December 31, 2018 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2018.

Everett M. Dickson, the Company’s principal executive officer and sole officer of the Company, received $52,000 and $0, respectively, for compensation during the fiscal years ended December 31, 2018 and 2017.  Mr. Dickson also received 5,000,000 shares of its Series C Preferred stock for services rendered. The stock was valued based on the services performed for total non-cash expense of $120,000. For the year ended December 31, 2017 Mr. Dickson deferred all payments and accruals for compensation.

Director Compensation

The Company’s directors, including the Chairman of the Board, do not receive compensation for their services as such. The Registrant reimburses the directors for their reasonable out-of-pocket expenses for attending meetings of the Board of Directors.

Long-Term Incentive Plans

As of December 31, 2018, the Company had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company. Effective December 31, 2017, however, pursuant to our Articles of Incorporation, our Board has been granted the authority, without further stockholder approval, to provide for the issuance of up to 3,550,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. As of December 31, 2018, 865,000 shares of “blank check” preferred stock remain available for designation and issuance. Although we have no present intention to issue any additional shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding our shares of Common Stock beneficially owned as of March 31, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 31, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 31, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Cruzani, Inc., 3500 Lennox Road, Suite 1500, Atlanta, Georgia 30309.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
Name and Address of Beneficial Owner(1)	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class

Officers & Directors:

Everett M. Dickson-	-	-	-	-	-	-	5,000,000	50.0%
Chief Executive Officer, Interim Chief Financial Officer and Sole Director(2)

All Directors and Officers as a group (1 person)	-	-	-	-	-	-	5,000,000	50.0%

5% Stockholders:

Craigstone, Ltd. 88 Wood Street 10th Floor London, EC2V 7RS United Kingdom (2)	26,667	*	2,484,422	73.5%	5,000	50.0%	-	-

*	Less than 1%

	Series D Preferred Stock		Series E Preferred Stock
Name and Address of Beneficial Owner(1)	Amount	Percent of Class	Amount	Percent of Class

5% Stockholders:

L2 Capital, LLC 8900 State Line Rd., Suite 410 Leawood, Kansas 66206	125,000	100.0%	-	-

Geneva Roth Remark Holdings, Inc. 80 Cuttermill Road, Ste. 410, Great Neck, New York 11021	-	-	53,000	10.6%

(1)	Applicable percentages are based on 68,441,657 shares of our common stock and calculated as required by rules promulgated by the SEC. This calculation is based on (i) 1,368,833,131 shares of our common stock outstanding on September 12, 2018, and (ii) adjusted to assume the effectiveness of the contemplated 1-for-20 reverse stock split.

(2)	Mr. Dickson has agreed to purchase from Craigstone 26,667 shares of common stock (assuming the 1-for 100 reverse stock split), 2,484,422 shares of Series A preferred stock, 5,000 shares of Series B preferred stock, for cash that is payable in installments through June 15, 2020, at which time such shares will be transferred to Mr. Dickson upon delivery of payment in full. Craigstone has granted Mr. Dickson a proxy to vote all of such shares until such time as Mr. Dickson has completed payment in full; provided, however, such proxy would revert to Craigstone in the event of an uncured failure by Mr. Dickson to deliver payment when due.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Under Item 404 of Regulation S-K, we are required to describe any transaction, since the beginning of December 31, 2015, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fruci & Associates II, PLLC served as our independent registered public accountants for the years ended December 31, 2018 and 2017.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $33,000 and $13,000, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $5,125 and $5,000, respectively for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $750 and $0, respectively, for professional services rendered by our independent auditors related to the Registration Statement on Form S-1 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

Exhibit Number	Title of Document	Location
2.1	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and US Highland, Inc., collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	(incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2018)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
3.2	By-laws	Incorporated by reference from Form SB-2 filed on December 27, 2006.
3.3	Series A Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed October 9, 2015.
3.4	Series B Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed November 23, 2015.
3.5	Series C Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.6	Series D Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.7	Series E Preferred Stock Designation	Incorporated herein by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
3.8	Amendment to Articles of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
4.1	Registration Rights Agreement, dated as of July 23, 2018, by and between Cruzani, Inc. and L2 Capital, LLC.	Incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2018
10.1	Stock Purchase Agreement, dated as of March 8, 2018, by and among the Company as buyer, TruFood Provisions Co., as the target, and Device Corp., as seller.	Incorporated by reference from the current report on Form 8-K filed March 14, 2018.
10.2	Equity Purchase Agreement, dated March 20, 2018	Incorporated by reference from the current report on Form 8-K filed March 22, 2018.
10.3	Form of Promissory Note by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.4	Form of Stock Purchase Agreement by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.5	Form of Warrant Agreement by and between the Company and Holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.6	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and the Company, collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
10.7	Registration Rights Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.
10.8	Equity Purchase Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.
10.9	Auditor consent for Form S-1, Amendment No. 1	Filed herein
21.1	Schedule of Subsidiaries	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS*	XBRL Instance Document*	*
101.SCH*	XBRL Extension Schema Document*	*
101.CAL*	XBRL Extension Calculation Linkbase Document*	*
101.DEF*	XBRL Extension Definition Linkbase Document*	*
101.LAB*	XBRL Extension Labels Linkbase Document*	*
101.PRE*	XBRL Extension Presentation Linkbase Document*	*

†	To be filed by amendment.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: April 16, 2019	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2019	By:	/s/ Everett M Dickson
	Name:	Everett M Dickson
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)