Form 10-Q
period 2019-03-31
Cruzani, Inc.
filed 2019-05-20
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☐ No. ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CZNI	OTC Markets - Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2019, there were 160,906,129 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets:
Cash	$4,080	$1,579
Other current assets	339,813	339,813
Deposits on acquisition	102,552	85,392
Total Current Assets	446,445	426,784

Total Assets	$446,445	$426,784

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$282,962	$407,768
Accrued liabilities	509,792	780,031
Accrued officer compensation	88,000	68,000
Convertible Notes, net of discounts of $0 and $209,029, respectively	1,793,950	1,592,570
Derivative liabilities	545,649	433,924
Loans payable	229,500	224,400
Total Current Liabilities	3,449,853	3,506,693

Total Liabilities	3,449,853	3,506,693

Commitments and Contingencies (Note 10)	-	-

MEZZANINE EQUITY
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 106,000 and 53,000 shares issued and outstanding; respectively	106,000	53,000
Total mezzanine equity	106,000	53,000

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding, respectively	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and no shares issued and outstanding, respectively	12	12
Preferred Stock, 865,000, shares authorized, par value $0.01; no shares issued and outstanding	-	-
Common stock 3,000,000,000 shares authorized, $0.00001 par value; 102,603,103 and 73,442,239 shares issued and outstanding, respectively	1,026	734
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	75,698,952	75,544,112
Accumulated deficit	(78,119,763)	(77,988,132)
Total Stockholders’ Deficit	(3,109,408)	(3,132,909)
Total Liabilities and Stockholders’ Equity (Deficit)	$446,445	$426,784

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Expenses:
Officer compensation expense	$30,000	$-
General and administrative	30,119	25,423
Professional fees	72,048	37,000
Total operating expenses	132,167	62,423

Loss from operations	(132,167)	(62,423)

Other Income (Expense):
Interest expense	(253,722)	(39,742)
Change in fair value of derivatives	(37,006)	194,734
Loss on convertible debt	(46,250)	(36,305)
Loss on issuance of convertible preferred stock	(154,502)	-
Gain on extinguishment of debt	492,016	-
Total other income	536	118,687

Income before provision for income taxes	(131,631)	56,264
Provision for income taxes	-	-

Net (Loss) Income	$(131,631)	$56,264

(Loss) Income per share, basic	$(0.00)	$0.00
(Loss) Income per share, diluted	$(0.00)	$0.00
Weighted average shares outstanding, basic	91,062,809	18,128,666
Weighted average shares outstanding, diluted	91,062,809	34,004,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the three Months Ended March 31, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2017	3,381,520	33,815	5,000	50	17,272,502	173	73,346,487	(773,500)	(75,244,112)	(2,637,087)
Shares issued for convertible debt	-	-	-	-	2,797,090	28	9,670	-	-	9,698
Net income for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	56,264	56,264
Balance, March 31, 2018	3,381,520	$33,815	5,000	$50	20,069,592	$201	$73,356,157	$(773,500)	$(75,187,848)	$(2,571,125)

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the three Months Ended March 31, 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	73,442,239	$734	$75,544,112	$(773,500)	$(77,988,132)	$(3,132,909)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	29,160,864	292	154,840	-	-	155,132
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	(131,631)	(131,631)
Balance, March 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	102,603,103	$1,026	$75,698,952	$(773,500)	$(78,119,763)	$(3,109,408)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(131,631)	$56,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivatives	37,006	(194,734)
Loss on convertible debt	46,250	36,305
Loss on issuance of convertible preferred stock	154,502	-
Debt discount amortization	209,029	1,510
Gain on extinguishment of debt	(492,016)	-
Changes in Operating Assets and Liabilities:
Prepaids expenses and deposits	-	(40,000)
Other assets	(17,161)	-
Accounts payable and accrued liabilities	98,022	(2,500)
Accrued liabilities – related party	20,000	38,232
Net Cash Used in Operating Activities	(75,999)	(104,923)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	25,500	110,000
Preferred stock sold for cash	53,000	-
Net Cash Provided by Financing Activities	78,500	110,000

Net Increase in Cash	2,501	5,077
Cash at Beginning of Period	1,579	3,066
Cash at End of Period	$4,080	$8,143

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$43,899	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

March 31, 2019

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

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, on February 7, 2019, effective as of December 31, 2018, the Company terminated the Asset Purchase Agreement with Supreme Sweets Inc. and 2498411 Ontario, Inc, by written notice to the Seller, and the Company unwound the transaction. The capital injected into Oventa, Inc., however, has been secured pursuant to financing statements filed on behalf of the Company, and the Company expects to receive a return of its injected capital of approximately US $339,813 during the calendar year 2019. Collectability is based on claims filed for cash that was paid.

On September 27, 2018, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Sandrea Gibson, as seller (the “Seller”), and Recipe Food Co., as the target (the “Target”), pursuant to which in exchange for up to CAD $237,000, the Company agreed to acquire 80% of the issued and outstanding stock of the Target from the Seller upon the terms and subject to the conditions set forth in the Stock Purchase Agreement. Seller is engaged in the business of preparing and serving delicious, healthy meals on a counter-service basis with high quality ingredients, including low calorie alternatives. Difficulties integrating the Target into the Company group, which forced the Company to cease injecting additional capital into the Target. The Target is currently on the market for disposition to a third-party buyer on an arms-length basis., which the Company can undertake due to its supermajority ownership.

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash. As of March 31, 2019, all of the Company’s other current asset and deposits on acquisition are expected to be returned to the Company.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2019. There is no effect on the accumulated deficit as the result of these reclassifications.

Principles of Consolidation

The accompanying unaudited interim consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, Supreme Sweets Acquisition Corp . and TruFood Provisions Co. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated. The subsidiaries have had no significant net activity.

Receivables

The Company has other current assets of $339,813 as a result of it’s now terminated purchase agreement with Supreme Sweets Acquisition Corp, and deposits on acquisition of $102,552 from its stock purchase agreement with Recipe Food Co. (see above). The Company has evaluated the collectability of both assets and concluded that all funds will likely be recovered.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and has an accumulated deficit of $78,119,763. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	March 31, 2019	December 31, 2018
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	39,000	39,000
Loan 4	8%	160,500	155,400
Total		$229,500	$224,400

Above notes are past due as of the issuance of these financial statements.

NOTE 4 – CONVERTIBLE NOTES

On January 18, 2019, the Company executed a promissory note with Travel Data Solutions LLC for $35,000, of which it has received $25,000. The note bears interest at 10%, and matures on January 31, 2020. The specific terms of conversion are still being negotiated. Commencing on January 31, 2019 and on the last day of each month thereafter, the Company shall pay to the Holder Three Thousand Two Hundred Eight dollars and Thirty-Three cents ($3,208.33) of which Two Thousand Nine Hundred Sixteen Dollars and Sixty-Six cents ($2,916.66) represents payment towards the outstanding Principal Amount and Two Hundred Nineteen Dollars and Sixty-Six cents ($219.66) represents accrued interest thereon.

The following table summarizes the convertible notes as of March 31, 2019:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2018	Additions	Conversions / Transfers	Balance March 31, 2019
Third party individual	7/25/13	12/31/16	12%	$500,000	$-	$-	$500,000
Adar Bays, LLC	2/11/16	2/11/17	24%	68,004	-	-	68,004
GW Holdings Group, LLC	5/17/16	5/17/17	24%	24,000	-	-	24,000
Travel Data Solutions	11/18/17	11/30/19	10%	150,000	25,500	-	175,500
GW Holdings Group, LLC	3/16/18	3/15/19	8%	36,750	-	-	36,750
Device Corp	various	various	8%	140,831	-	-	140,831
L2 Capital, LLC	various	various	8%	882,014	-	(33,149)	848,865
			Total	$1,801,599	$25,500	$(42,849)	$1,793,950
	Less debt discount			(209,029)			-
				$1,592,570			$1,793,950

NOTE 5 – DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures summarized in Note 4, and its convertible preferred Series E stock. contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities are re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	March 31, 2019	December 31, 2018
Balance at the beginning of the period	$433,924	$409,948
Addition of new derivative liabilities	154,502	1,127,271
Change in fair value of embedded conversion option	37,006	(706,663)
Derecognition of derivatives upon settlement of convertible notes	(79,783)	(394,642)

Balance at the end of the period	$545,649	$433,924

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

The following table shows the assumptions used in the calculations of its derivatives:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2018	335.58%	2.45%	0%	0.25 – 0.45
At March 31, 2019	254.61% - 295.25%	2.43%	0%	0.25 – 0.63

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

Range of Exercise Prices	Number Outstanding 3/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	4.44 years	$0.0011

NOTE 7 – COMMON STOCK

In November 20, 2018, the Company and its stockholders approved a 1 for 20 reverse stock split. The reverse stock split was deemed effective by the Financial Industry Regulatory Authority (“FINRA”) on January 10, 2019. All shares throughout these financial statements have been retroactively adjusted to reflect the reverse stock split.

During the three months ended March 31, 2019, L2 Capital, LLC converted $33,149 of principal into 16,660,864 shares of common stock.

During the three months ended March 31, 2019, Device Corp converted $9,700 and $1,050 of principal and interest, respectively, into 12,500,000 shares of common stock. The loans from Device Corp have no specific terms of conversion and have therefore not been classified as convertible. The shares were valued on the date of conversion at the closing stock price, for a loss on conversion of debt of $46,250.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of March 31, 2019 and December 31, 2018, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of March 31, 2019 and December 31, 2018, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of March 31, 2019 and December 31, 2018, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of March 31, 2019 and December 31, 2018, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

Series E Convertible Preferred Stock, has a par value of $0.001, and a stated value of $1.00 per share, subject to adjustment. The shares of Series E Convertible Preferred Stock can convert at a conversion price that is equal to the amount that is 61% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding such conversion. The shares of Series E Convertible Preferred Stock are subject to redemption by the Company at its option from the date of issuance until the date that is 180 days therefrom, subject to premium that ranges from 120% to 145%, increasing by 5% during each 30-day period following issuance. Series E carries a 12% cumulative dividend, which will increase to 22% upon an event of default, is non-voting, and has liquidation rights to be paid in cash, before any payment to common or junior stock. The Series E are mandatorily redeemable after twelve months, and therefore have been classified as mezzanine equity.

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000. As of March 31, 2019, and December 31, 2018, there are 106,000 and 53,000 shares of Series E preferred stock outstanding, respectively. As of March 31, 2019, the Company fair valued its Series E preferred stock at $154,502.

NOTE 9 – RELATED PARTY TRANSACTIONS

Per the terms of Mr. Dickson’s employment agreement, he is to be compensated $120,000 per year. For the year ended December 31, 2018, he was paid $52,000, and $68,000 had been credited to accrued compensation. For the three months ended March 31, 2019, he was paid $10,000 As of March 31, 2019, $88,000 had been credited to accrued compensation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2019, the Company is not aware of any additional contingent liabilities that should be reflected in the financial statements.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2019 and December 31, 2018.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of March 31, 2019, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other then the following.

Subsequent to March 31, 2019, Geneva Roth Remark Holdings converted 47,640 shares of Series E preferred stock into 58,303,026 shares of common stock.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Compensation Expense

Compensation expense for the three months ended March 31, 2019 was $30,000 compared to $0 for the three months ended March 31, 2018. Compensation increased for an employment agreement executed in 2018 with our CEO.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2019 was $30,119 compared to $25,423 for the three months ended March 31, 2018, an increase of $4,696, or 18.4%. General and administrative expenses have increased with the increased operations as a result of the Company pursing new business venture and acquisitions.

Professional Fees

Professional fees for the three months ended March 31, 2019 were $72,048 compared to $37,000 for the three months ended March 31, 2018, an increase of $35,048, or 94.7%. Professional fees consist mostly of legal, accounting and audit fees. The increase is primarily due to an increase in legal expense.

Other Income (Expense)

Total other income of $536 for the three months ended March 31, 2019 consists of interest expense of $253,722, which includes $209,029 of debt discount amortization, a loss on change in fair value of derivatives of $37,006, a loss on convertible notes of $46,250, a loss on the issuance of Series E preferred stock of $154,502 and a gain on the extinguishment of debt of $492,016. Total other income of $118,687 for the three months ended March 31, 2018 consisted of interest expense of $39,742, a gain on change in fair value of derivatives of $194,734 and a loss on convertible notes of $36,305.

Net (Loss) Income

The Company had a net loss of $131,631 for the three months ended March 31, 2019, as compared to net income of $56,264 for the three months ended March 31, 2018. The change from net income in the prior period, due to a gain in the change of the fair value of derivatives, to a net loss in the current period is primarily due to the other expenses incurred as discussed above.

Liquidity and Capital Resources

For the for the three months ended March 31, 2019, we used $75,999 in operating activities and had net proceeds from financing activities of $78,500. To date a majority of our funding has come from the issuance of convertible notes.

The Company currently owes $229,400 on notes payable, all of which are in default, and $1,793,950 for outstanding convertible notes. Approximately $912,000 of the convertible notes are in default.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations, and has an accumulated deficit of $78,119,763. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2019.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2019 and December 31, 2018. The management is having discussions with respect to the timing and structure of the settlement.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of March 31, 2019, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued. Managements view is that the amount to settle this will not materially exceed the balance due and even be slightly less.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, L2 Capital, LLC converted $33,149 of principal into 16,660,864 shares of common stock.

During the three months ended March 31, 2019, Device Corp converted $9,700 and $1,050 of principal and interest, respectively, into 12,500,000 shares of common stock.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial and Accounting Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: May 20, 2019	By:	/s/ Everett M. Dickson
	Name:	Everett M. Dickson
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)