Form 10-Q
period 2019-06-30
Cruzani, Inc.
filed 2020-03-17
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-54624

CRUZANI, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4144571
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

208 East 51st Street, #208, New York, NY 10022
(Address of principal executive offices)

(646) 893-1112
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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes  ☐  No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CZNI	OTC Markets - Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 2, 2020, there were 297,041,945 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$478	$1,579
Other current assets	-	339,813
Deposits on acquisition	-	85,392
Total Current Assets	478	426,784

Total Assets	$478	$426,784

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$296,817	$407,768
Accrued liabilities	625,512	780,031
Accrued officer compensation	112,000	68,000
Convertible Notes, net of discounts of $0 and $209,029, respectively	1,625,395	1,451,739
Derivative liabilities	638,699	433,924
Loans payable	254,500	224,400
Total Current Liabilities	3,552,923	3,365,862

Total Liabilities	3,552,923	3,365,862

Commitments and Contingencies (Note 9)	-	-

MEZZANINE EQUITY
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 86,785 and 53,000 shares issued and outstanding; respectively	86,785	53,000
Series E Preferred stock to be issued	166,331	140,831
Total mezzanine equity	253,116	193,831

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Preferred Stock, 865,000, shares authorized, par value $0.01; no shares issued and outstanding	-	-
Common stock 3,000,000,000 shares authorized, $0.00001 par value; 168,934,487 and 73,442,239 shares issued and outstanding, respectively	1,689	734
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	75,834,555	75,544,112
Accumulated deficit	(78,952,182)	(77,988,132)
Total Stockholders’ Deficit	(3,805,561)	(3,132,909)
Total Liabilities and Stockholders’ Deficit	$478	$426,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Operating Expenses:
Officer compensation	30,000	-	60,000	-
General and administrative	27,257	42,822	57,376	68,245
Professional fees	17,700	62,600	89,748	99,600
Total operating expenses	74,957	105,422	207,124	167,845

Loss from operations	(74,957)	(105,422)	(207,124)	(167,845)

Other Income (Expense):
Interest expense	(138,496)	(53,453)	(392,218)	(93,195)
Change in fair value of derivatives	(136,556)	318,920	(173,562)	513,654
Loss on convertible notes	-	(592,281)	(46,250)	(628,586)
Loss on receivables	(442,365)	-	(442,365)	-
Loss on issuance of convertible preferred stock	(40,045)	-	(194,547)	-
Gain on extinguishment of debt	-	-	492,016	-
Total other expense	(757,462)	(326,814)	(756,926)	(208,127)

Loss before provision for income taxes	(832,419)	(432,236)	(964,050)	(375,972)
Provision for income taxes	-	-	-	-

Net Loss	$(832,419)	$(432,236)	$(964,050)	$(375,972)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	142,732,373	449,366,834	117,040,325	406,209,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the six Months Ended June 30, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2017	3,381,520	$33,815	5,000	$50	17,272,502	$173	$73,346,487	$(773,500)	$(75,244,112)	$(2,637,087)
Shares issued for convertible debt	-	-	-	-	2,797,090	28	9,670	-	-	9,698
Net income	-	-	-	-	-	-	-	-	56,264	56,264
Balance, March 31, 2018	3,381,520	33,815	5,000	50	20,069,592	201	73,356,157	(773,500)	(75,187,848)	(2,571,125)
Shares issued for convertible debt	-	-	-	-	5,722,353	57	374,632	-	-	374,689
Warrants issued	-	-	-	-	-	-	57,499	-	-	57,499
Net loss	-	-	-	-	-	-	-	-	(423,236)	(423,236)
Balance, June 30, 2018	3,381,520	$33,815	5,000	$50	25,791,945	$258	$73,788,288	$(773,500)	$(75,620,084)	$(2,571,173)

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the six Months Ended June 30, 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	73,442,239	$734	$75,544,112	$(773,500)	$(77,988,132)	$(3,132,909)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	29,160,864	292	154,840	-	-	155,132
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(131,631)	(131,631)
Balance, March 31, 2019	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	102,603,103	1,026	75,698,952	(773,500)	(78,119,763)	(3,109,408)
Preferred shares converted to common	-	-	-	-	-	-	-	-	66,331,384	663	135,603	-	-	136,266
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(832,419)	(832,419)
Balance, June 30, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	168,934,487	$1,689	$75,834,555	$(773,500)	$(78,952,182)	$(3,805,561)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(964,050)	$(375,972)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivatives	173,562	(513,654)
Loss on receivables	442,365
Loss on convertible debt	46,250	628,586
Loss on issuance of convertible preferred stock	194,547	-
Debt discount amortization	231,805	31,977
Gain on extinguishment of debt	(492,016)	-
Changes in Operating Assets and Liabilities:
Prepaids expenses and deposits	-	(49,000)
Other assets	(17,161)	-
Accounts payable and accrued liabilities	227,597	29,330
Accrued liabilities – related party	44,000	38,232
Net Cash Used in Operating Activities	(113,101)	(210,501)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	25,500	210,000
Preferred stock sold for cash	86,500	-
Net Cash Provided by Financing Activities	112,000	210,000

Net Increase (Decrease) in Cash	(1,101)	(501)
Cash at Beginning of Period	1,579	3,066
Cash at End of Period	$478	$2,565

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$43,899	$107,442
Promissory note issued for intangible assets	$-	$151,80
Liability incurred for asset purchase	$-	$6,367,227
Warrants issued	$-	$57,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash. As of June 30, 2019, all of the Company’s other current asset and deposits on acquisition are expected to be returned to the Company.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2019. There is no effect on the accumulated deficit as the result of these reclassifications.

Principles of Consolidation

The accompanying unaudited interim consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Supreme Sweets Acquisition Corp. and TruFood Provisions Co. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated. The subsidiaries have had no significant net activity.

Receivables

The Company had other current assets of $339,813 as a result of it’s now terminated purchase agreement with Supreme Sweets Acquisition Corp, and deposits on acquisition of $102,552 from its stock purchase agreement with Recipe Food Co. (see above). The Company has evaluated the collectability of both assets and concluded that it was highly unlikely that either receivable was collectible; therefore, as of June 30, 2019, both receivables have fully been written off

Fair value of financial instruments

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2019 and December 31, 2018.

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

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $78,952,182. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	June 30, 2019	December 31, 2018
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	39,000
Loan 4	8%	160,500	155,400
Total		$254,500	$224,400

Above notes are past due as of the issuance of these financial statements.

NOTE 4 – CONVERTIBLE NOTES

On January 18, 2019, the Company executed a promissory note with Travel Data Solutions LLC for $35,000, of which it has received $25,000. The note bears interest at 10% and matures on January 31, 2020. The specific terms of conversion are still being negotiated. Commencing on January 31, 2019 and on the last day of each month thereafter, the Company shall pay to the Holder Three Thousand Two Hundred Eight dollars and Thirty-Three cents ($3,208.33) of which Two Thousand Nine Hundred Sixteen Dollars and Sixty-Six cents ($2,916.66) represents payment towards the outstanding Principal Amount and Two Hundred Nineteen Dollars and Sixty-Six cents ($219.66) represents accrued interest thereon.

The following table summarizes the convertible notes as of June 30, 2019:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2018	Additions	Conversions / Transfers	Balance June 30, 2019
Third party individual	7/25/13	12/31/16	12%	$500,000	$-	$-	$500,000
Adar Bays, LLC	2/11/16	2/11/17	24%	68,004	-	-	68,004
GW Holdings Group, LLC	5/17/16	5/17/17	24%	24,000	-	-	24,000
Travel Data Solutions	11/18/17	11/30/19	10%	150,000	-	(50,000)	100,000
GW Holdings Group, LLC	3/16/18	3/15/19	24%	36,750	-	-	36,750
Travel Data Solutions	1/18/2019	1/31/20	10%		25,000		25,000
L2 Capital, LLC	various	various	24%	882,014	22,776	(33,149)	871,641
Total				$1,660,768	$47,776	$(83,149)	$1,625,395
Less debt discount				(209,029)			-
				$1,451,739			$1,625,395

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2017	$409,948
Addition of new derivative liabilities	1,127,281
Change in fair value of embedded conversion option	(708,663)
Derecognition of derivatives upon settlement of convertible notes	(394,642)
Balance at December 31, 2018	433,924
Addition of new derivative liabilities	194,547
Change in fair value of embedded conversion option	235,940
Derecognition of derivatives upon settlement of convertible preferred stock	(145,929)
Derecognition of derivatives upon settlement of convertible notes	(79,783)
Balance at June 30, 2019	$638,699

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

The following table shows the assumptions used in the calculations of its derivatives:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2018	335.58%	2.45%	0%	0.25 – 0.45
At June 30, 2019	254.61% - 261.36%	2.09%	0%	0.25 – 0.63

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

Range of Exercise Prices	Number Outstanding 6/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	4.19 years	$0.0011

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

NOTE 7 – COMMON STOCK

In November 20, 2018, the Company and its stockholders approved a 1 for 20 reverse stock split. The reverse stock split was deemed effective by the Financial Industry Regulatory Authority (“FINRA”) on January 10, 2019. All shares throughout these financial statements have been retroactively adjusted to reflect the reverse stock split.

During the six months ended June 30, 2019, L2 Capital, LLC converted $33,149 of principal into 16,660,864 shares of common stock.

During the six months ended June 30, 2019, Device Corp. converted $9,700 and $1,050 of principal and interest, respectively, into 12,500,000 shares of common stock. The loans from Device Corp have no specific terms of conversion and have therefore not been classified as convertible. The shares were valued on the date of conversion at the closing stock price, for a loss on conversion of debt of $46,250.

During the six months ended June 30, 2019, Geneva Roth Remark Holdings converted 52,715 Series E preferred shares into 66,381,384 shares of common stock.

During the six months ended June 30, 2019, Geneva Roth Remark Holdings purchased 33,500 shares of Series E preferred stock for total cash proceeds of $33,500.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of June 30, 2019 and December 31, 2018, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of June 30, 2019 and December 31, 2018, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of June 30, 2019 and December 31, 2018, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of June 30, 2019 and December 31, 2018, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On July 1, 2018, the Company entered into a Stock Purchase Agreement with Device Corp. (“Device”) whereby Device will purchase up to $250,000 Series E preferred stock for $1 per share. As of June 30, 2019, the Company has received $166,331 for the purchase of the Series E. The shares have not yet been issued and are classified as Series E preferred to be issued as mezzanine equity.

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000. As of June 30, 2019, and December 31, 2018, there are 86,785 and 53,000 shares of Series E preferred stock outstanding, respectively. As of June 30, 2019, the Company fair valued its Series E preferred stock derivative liability at $164,937.

During the six months ended June 30, 2019, Geneva Roth Remark Holdings converted 52,715 Series E preferred shares into 66,381,384 shares of common stock.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

NOTE 9 – RELATED PARTY TRANSACTIONS

Per the terms of Mr. Dickson’s employment agreement, he is to be compensated $120,000 per year. For the year ended December 31, 2018, he was paid $52,000, and $68,000 has been credited to accrued compensation. For the six months ended June 30, 2019, he was paid $16,000. As of June 30, 2019, $112,000 has been credited to accrued compensation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2019, the Company is not aware of any additional contingent liabilities that should be reflected in the financial statements.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2019 and December 31, 2018.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of June 30, 2019, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

Subsequent to June 30, 2019, Geneva Roth Remark Holdings converted 51,800 shares of Series E preferred stock into 128,107,458 shares of common stock.

On July 8, 2019, Mr. Dickson entered into a Securities Purchase Agreement (“Purchase Agreement”) with Conrad Huss to sell 5,000,000 shares of Series C Preferred and 5,000 shares of Series B preferred Stock held by Mr. Dickson. As a result, Mr. Huss acquired the right to vote 99.06 % of the voting control of the Company. The Series B Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to .01% of the outstanding common stock after the conversion. The Series B Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 99.05% of the outstanding common stock after the conversion.

On July 8, 2019, Everett Dickson, who had been the sole officer of the Company, resigned as an officer of the Company, and Conrad Huss was appointed the Interim President and Chief Executive Officer of the Company. Mr. Huss is the sole beneficial owner of 5,000,000 and 5,000 shares of Series B and C Preferred Stocks, respectively. Mr. Dickson also resigned as a director of the Company, effective on July 8th, 2019. Mr. Dickson’s resignation was not the result of any disagreement with the management of the Company.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “Cruzani,” “we,” “us,” “our,” and similar terms shall refer to Cruzani, Inc., a Nevada corporation, and its subsidiaries.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Compensation Expense

Compensation expense for the three months ended June 30, 2019 was $30,000 compared to $0 for the three months ended June 30, 2018. Compensation increased for an employment agreement executed in 2018 with our CEO.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2019 was $27,257 compared to $42,822 for the three months ended June 30, 2018, a decrease of $15,565, or 36.3%. General and administrative expenses have decreased as the Company looks for new business opportunities and attempts to conserve its available cash.

Professional Fees

Professional fees for the three months ended June 30, 2019 were $17,700 compared to $62,600 for the three months ended June 30, 2018, a decrease of $44,900. Professional fees consist mostly of legal, accounting and audit fees. The decrease is primarily due to a decrease in investor relations and legal expense.

Other Expense

Total other expense of $757,462 for the three months ended June 30, 2019 consists of interest expense of $138,496, a loss on change in fair value of derivatives of $136,556, a loss on the issuance of Series E preferred stock of $40,045 and a loss on receivables of $442,365. Total other expense of $326,814 for the three months ended June 30, 2018 consisted of interest expense of $53,453, a gain on change in fair value of derivatives of $318,920 and a loss on convertible notes of $592,281.

Net Loss

The Company had net loss of $832,419 for the three months ended June 30, 2019, as compared to a net loss of $432,236 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Compensation Expense

Compensation expense for the six months ended June 30, 2019 was $60,000 compared to $0 for the six months ended June 30, 2018. Compensation increased for an employment agreement executed in 2018 with our CEO.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2019 was $57,376 compared to $68,245 for the six months ended June 30, 2018, a decrease of $10,869, or 15.9%. General and administrative expenses have decreased as the Company looks for new business opportunities and attempts to conserve its available cash.

Professional Fees

Professional fees for the six months ended June 30, 2019 were $89,478 compared to $99,600 for the six months ended June 30, 2018, a decrease of $9,852 or 9.8%. Professional fees consist mostly of legal, accounting and audit fees. The decrease is primarily due to a decrease in investor relations and legal expense.

Other Expense

Total other expense of $756,926 for the six months ended June 30, 2019 consists of interest expense of $435,104, which includes $209,029 of debt discount amortization, a loss on change in fair value of derivatives of $173,562, a loss on convertible notes of $46,250, a loss on the issuance of Series E preferred stock of $194,547, a gain on the extinguishment of debt of $492,016 and loss on receivables of $442,365. Total expense of $208,127 for the six months ended June 30, 2018 consisted of interest expense of $93,195, a gain on change in fair value of derivatives of $513,654 and a loss on convertible notes of $628,586.

Net Income

The Company had a net loss of $964,050 for the six months ended June 30, 2019, as compared to a net loss of $375,972 for the six months ended June 30, 2018.

Liquidity and Capital Resources

For the for the six months ended June 30, 2019, we used $113,101 in operating activities and had net proceeds from financing activities of $112,000. To date a majority of our funding has come from the issuance of convertible notes.

The Company currently owes $254,500 of notes payable, all of which are in default, and $1,625,395 for outstanding convertible notes. Approximately $912,000 of the convertible notes are in default.

Quarterly Developments

None.

Subsequent Developments

Change of Control.

On July 8, 2019, Mr. Dickson entered into a Securities Purchase Agreement (“Purchase Agreement”) with Conrad Huss to sell 5,000,000 shares of Series C Preferred and 5,000 shares of Series B preferred Stock held by Mr. Dickson. As a result, Mr. Huss acquired the right to vote 99.06 % of the voting control of the Company. The Series B Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to .01% of the outstanding common stock after the conversion. The Series B Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 99.05% of the outstanding common stock after the conversion.

Resignation and Appointment of Officer

On July 8, 2019, Everett Dickson, who had been the sole officer of the Company, resigned as an officer of the Company, and Conrad Huss was appointed the Interim President and Chief Executive Officer of the Company. Mr. Huss is the sole beneficial owner of 5,000,000 and 5,000 shares of Series B and C Preferred Stocks, respectively. Mr. Dickson also resigned as a director of the Company, effective on July 8th, 2019. Mr. Dickson’s resignation was not the result of any disagreement with the management of the Company.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $78,952,182. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2019.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2019 and December 31, 2018. The management is having discussions with respect to the timing and structure of the settlement.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of June 30, 2019, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued. Managements view is that the amount to settle this will not materially exceed the balance due and even be slightly less.

On September 21, 2018, Pro Drive Outboards, LLC (“Pro-Drive”) filed a lawsuit against the Company, in which Pro-Drive alleges that the Company breached a contract that Pro-Drive entered into with the Company. Pro-Drive is seeking damages in excess of $500,000. The Company has filed an answer, including the defenses of defective service of process and statute of limitations, and the case is currently pending. Because this case has not progressed beyond a motion to dismiss, and any pending outcome is currently unknown the Company has not accrued any amount related to this lawsuit. Management does not view this as being a potential liability. This claim relates to events in the 2010-2012 timeline, discussions with management at that time, indicates there is no basis for their claims.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

During the six months ended June 30, 2019, L2 Capital, LLC converted $33,149 of principal into 16,660,864 shares of common stock.

During the six months ended June 30, 2019, Device Corp converted $9,700 and $1,050 of principal and interest, respectively, into 12,500,000 shares of common stock.

During the six months ended June 30, 2019, Geneva Roth Remark Holdings converted 52,715 Series E preferred shares into 66,381,384 shares of common stock.

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

None.

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

CRUZANI, INC.

Date: March 17, 2020	By:	Conrad Huss
	Name:	Conrad Huss
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)