Form 10-Q
period 2019-09-30
Cruzani, Inc.
filed 2020-04-30
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(646) 893.1112
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 9, 2020, there were 297,041,945 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$1,579
Other current assets	-	339,813
Deposits on acquisition	-	85,392
Total Current Assets	-	426,784

Total Assets	$-	$426,784

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$309,216	$407,768
Accrued liabilities	708,266	780,031
Accrued officer compensation	142,000	68,000
Convertible Notes, net of discounts of $0 and $209,029, respectively	1,625,395	1,451,739
Derivative liabilities	350,785	433,924
Loans payable	254,500	224,400
Total Current Liabilities	3,390,162	3,365,862

Total Liabilities	3,390,162	3,365,862

Commitments and Contingencies (Note 9)	-	-

MEZZANINE EQUITY
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 34,985 and 53,000 shares issued and outstanding; respectively	34,985	53,000
Series E Preferred stock to be issued	166,331	140,831
Total mezzanine equity	201,316	193,831

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Preferred Stock, 865,000, shares authorized, par value $0.01; no shares issued and outstanding	-	-
Common stock 3,000,000,000 shares authorized, $0.00001 par value; 297,041,945 and 73,442,239 shares issued and outstanding, respectively	2,970	734
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	75,958,049	75,544,112
Accumulated deficit	(78,862,874)	(77,988,132)
Total Stockholders’ Deficit	(3,591,478)	(3,132,909)
Total Liabilities and Stockholders’ Deficit	$-	$426,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$-	$81,016	$-	$81,016
Cost of revenue	-	56,711	-	56,711
Gross margin	-	24,304	-	24,304

Operating Expenses:
Compensation expense	30,000	159,126	90,000	176,126
General and administrative	4,742	332,154	62,118	383,399
Depreciation expense	-	159,181	-	159,181
Professional fees	8,135	80,812	97,883	180,412
Total operating expenses	42,877	731,273	250,001	899,118

Loss from operations	(42,877)	(706,969)	(250,001)	(874,813)

Other Income (Expense):
Interest expense	(82,754)	(232,998)	(474,972)	(326,193)
Change in fair value of derivatives	214,939	(751,858)	41,377	(238,204)
Loss on convertible notes	-	(743,611)	(46,250)	(1,372,197)
Loss on receivables	-	-	(442,365)	-
Loss on issuance of convertible preferred stock	-	-	(194,547)	-
Gain on extinguishment of debt	-	-	492,016	-
Total other income (expense)	132,185	(1,728,467)	(624,741)	(1,936,594)

Income (loss) before provision for income taxes	89,308	(2,435,436)	(874,742)	(2,811,407)
Provision for income taxes	-	-	-	-

Net Income (Loss)	$89,308	$(2,435,436)	$(874,742)	$(2,811,407)

Other comprehensive income (loss):
Foreign currency translation adjustment	-	73	-	73
Comprehensive income (loss)	$89,308	$(2,435,363)	$(874,742)	$(2,811,334)

Basic income (loss) per share	$0.00	$(0.06)	$(0.00)	$(0.10)
Diluted income (loss) per share	$0.00	$(0.06)	$(0.00)	$(0.10)
Basic weighted average shares outstanding	258,091,869	39,978,941	161,353,969	28,480,242
Diluted weighted average shares outstanding	258,091,869	39,978,941	161,353,969	28,480,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2018

(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2017	3,381,520	$33,815	5,000	$50	-	$-	-	$-	17,272,502	$173	$73,346,487	$(773,500)	$(75,244,112)	$(2,637,087)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	2,797,090	28	9,670	-	-	9,698
Net income	-	-	-	-	-	-	-	-	-	-	-	-	56,264	56,264
Balance, March 31, 2018	3,381,520	33,815	5,000	50	-	-	-	-	20,069,592	201	73,356,157	(773,500)	(75,187,848)	(2,571,125)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	5,722,353	57	374,632	-	-	374,689
Warrants issued	-	-	-	-	-	-	-	-	-	-	57,499	-	-	57,499
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(423,236)	(423,236)
Balance, June 30, 2018	3,381,520	33,815	5,000	50	-	-	-	-	25,791,945	258	73,788,288	(773,500)	(75,620,084)	(2,571,173)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	26,689,960	267	844,357	-	-	844,624
Shares issued for services – related party	-	-	-	-	5,000,000	120,000	-	-	-	-	-	-	-	120,000
Shares issued for services	-	-	-	-	-	-	125,000	18,750	-	-	-	-	-	18,750
Warrants issued	-	-	-	-	-	-	-	-	-	-	222,939	-	-	222,939
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,435,362)	(2,435,362)
Balance, September 30, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$120,000	125,000	$18,750	52,481,905	$525	$74,855,584	$(773,500)	$(78,055,446)	$(3,800,222)

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the nine Months Ended September 30, 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	73,442,239	$734	$75,544,112	$(773,500)	$(77,988,132)	$(3,132,909)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	29,160,864	292	154,840	-	-	155,132
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(131,631)	(131,631)
Balance, March 31, 2019	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	102,603,103	1,026	75,698,952	(773,500)	(78,119,763)	(3,109,408)
Preferred shares converted to common	-	-	-	-	-	-	-	-	66,331,384	663	135,603	-	-	136,266
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(832,419)	(832,419)
Balance, June 30, 2019	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	168,934,487	1,689	75,834,555	(773,500)	(78,952,182)	(3,805,561)
Preferred shares converted to common	-	-	-	-	-	-	-	-	128,107,458	1,281	123,494	-	-	124,775
Net income	-	-	-	-	-	-	-	-	-	-	-	-	89,308	89,308
Balance, September 30, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	297,041,945	$2,970	$75,958,049	$(773,500)	$(78,862,874)	$(3,591,478)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(874,742)	$(2,811,407)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	-	159,181
Change in fair value of derivatives	(41,377)	238,204
Loss on receivables	442,365	-
Loss on convertible debt	46,250	1,372,197
Loss on issuance of convertible preferred stock	194,547	-
Debt discount amortization	231,805	240,550
Common stock issued for officer compensation	-	120,000
Common stock issued for services	-	18,750
Gain on extinguishment of debt	(492,016)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	-	(29,128)
Prepaids expenses and deposits	-	39,500
Other assets	(17,161)	(54,002)
Accounts payable and accrued liabilities	322,750	108,682
Accrued liabilities – related party	74,000	-
Net Cash Used in Operating Activities	(113,579)	(597,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	(154,829)
Net Cash Provided by Investing Activities	-	(154,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	-	621,830
Proceeds from loans	25,500	154,829
Payments on note payable	-	(19,353)
Preferred stock sold for cash	86,500	-
Net Cash Provided by Financing Activities	112,000	757,306

Net Increase (Decrease) in Cash	(1,579)	5,004
Cash at Beginning of Period	1,579	3,066
Cash at End of Period	$-	$8,070

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$43,899	$29,418
Warrants issued in conjunction with convertible debt	$-	$280,483
Promissory note issued for intangible assets	$-	$151,80
Liability incurred for asset purchase	$-	$6,367,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2019

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

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc.

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, on February 7, 2019, effective as of December 31, 2018, the Company terminated the Asset Purchase Agreement with Supreme Sweets Inc. and 2498411 Ontario, Inc, by written notice to the Seller, and the Company unwound the transaction. The $339,813 of capital injected into Oventa, Inc. was written off as uncollectable as of September 30, 2019.

On September 27, 2018, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Sandrea Gibson, as seller (the “Seller”), and Recipe Food Co., as the target (the “Target”), pursuant to which in exchange for up to CAD $237,000, the Company agreed to acquire 80% of the issued and outstanding stock of the Target from the Seller upon the terms and subject to the conditions set forth in the Stock Purchase Agreement. There were difficulties integrating the Target into the Company group, which forced the Company to cease injecting additional capital into the Target and recognize a loss of $102,552 for amounts that had already been loaned to the Target.

On July 8, 2019, Mr. Dickson entered into a Securities Purchase Agreement (“Purchase Agreement”) with Conrad Huss to sell 5,000,000 shares of Series C Preferred and 5,000 shares of Series B preferred Stock held by Mr. Dickson. As a result, Mr. Huss acquired the right to vote 99.06% of the voting control of the Company. The Series B Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to .01% of the outstanding common stock after the conversion. The Series C Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 99.05% of the outstanding common stock after the conversion.

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2019. There is no effect on the accumulated deficit as the result of these reclassifications.

Principles of Consolidation

The accompanying unaudited interim consolidated condensed financial statements include the accounts of the Company and for fiscal year 2018 only, its wholly owned subsidiaries, Supreme Sweets Acquisition Corp. and TruFood Provisions Co. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Receivables

The Company had other current assets of $339,813 as a result of it’s now terminated purchase agreement with Supreme Sweets Acquisition Corp, and deposits on acquisition of $102,552 from its stock purchase agreement with Recipe Food Co. (see above). The Company has evaluated the collectability of both assets and concluded that it was highly unlikely that either receivable was collectible; therefore, as of September 30, 2019, both receivables have fully been written off

Fair value of financial instruments

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2019 and December 31, 2018.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $78,862,874. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	September 30, 2019	December 31, 2018
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	39,000
Loan 4	8%	160,500	155,400
Total		$254,500	$224,400

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

The following table summarizes the convertible notes as of September 30, 2019:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2018	Additions	Conversions / Transfers	Balance September 30, 2019
Third party individual	7/25/13	12/31/16	12%	$500,000	$-	$-	$500,000
Adar Bays, LLC	2/11/16	2/11/17	24%	68,004	-	-	68,004
GW Holdings Group, LLC	5/17/16	5/17/17	24%	24,000	-	-	24,000
Travel Data Solutions	11/18/17	11/30/19	10%	150,000	-	(50,000)	100,000
GW Holdings Group, LLC	3/16/18	3/15/19	24%	36,750	-	-	36,750
Travel Data Solutions	1/18/2019	1/31/20	10%		25,000		25,000
Oasis Capital, LLC	various	various	24%	882,014	22,776	(33,149)	871,641
			Total	$1,660,768	$47,776	$(83,149)	$1,625,395
		Less debt discount		(209,029)			-
				$1,451,739			$1,625,395

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2017	$409,948
Addition of new derivative liabilities	1,127,281
Change in fair value of embedded conversion option	(708,663)
Derecognition of derivatives upon settlement of convertible notes	(394,642)
Balance at December 31, 2018	433,924
Addition of new derivative liabilities	194,547
Change in fair value of embedded conversion option	21,001
Derecognition of derivatives upon settlement of convertible preferred stock	(218,904)
Derecognition of derivatives upon settlement of convertible notes	(79,783)
Balance at September 30, 2019	$350,785

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

The following table shows the assumptions used in the calculations of its derivatives:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2018	335.58%	2.45%	0%	0.25 – 0.45
At September 30, 2019	269.87% - 330.14%	1.88% - 2.46%	0%	0.25 – 0.50

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

Range of Exercise Prices	Number Outstanding 9/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	3.94 years	$0.0011

NOTE 7 – COMMON STOCK

In November 20, 2018, the Company and its stockholders approved a 1 for 20 reverse stock split. The reverse stock split was deemed effective by the Financial Industry Regulatory Authority (“FINRA”) on January 10, 2019. All shares throughout these financial statements have been retroactively adjusted to reflect the reverse stock split.

During the nine months ended September 30, 2019, L2 Capital, LLC converted $33,149 of principal into 16,660,864 shares of common stock.

During the nine months ended September 30, 2019, Device Corp. converted $9,700 and $1,050 of principal and interest, respectively, into 12,500,000 shares of common stock. The loans from Device Corp. have no specific terms of conversion and have therefore not been classified as convertible. The shares were valued on the date of conversion at the closing stock price, for a loss on conversion of debt of $46,250.

During the nine months ended September 30, 2019, Geneva Roth Remark Holdings converted 104,515 Series E preferred shares into 194,438,842 shares of common stock.

During the nine months ended September 30, 2019, Geneva Roth Remark Holdings purchased 33,500 shares of Series E preferred stock for total cash proceeds of $33,500.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of September 30, 2019 and December 31, 2018, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of September 30, 2019 and December 31, 2018, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of September 30, 2019 and December 31, 2018, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of September 30, 2019 and December 31, 2018, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On July 1, 2018, the Company entered into a Stock Purchase Agreement with Device Corp. (“Device”) whereby Device will purchase up to $250,000 Series E preferred stock for $1 per share. As of September 30, 2019, the Company has received $166,331 for the purchase of the Series E. The shares have not yet been issued and are classified as Series E preferred to be issued as mezzanine equity.

On September 19, 2018, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva purchased 53,000 shares of Series E preferred stock for $53,000.

On January 15, 2019, the Company entered into another Stock Purchase Agreement with Geneva whereby they purchased 53,000 shares of Series E preferred stock for $53,000. Geneva purchased another 33,500 shares of the Series E preferred stock on May 2, 2019.

During the nine months ended September 30, 2019, Geneva Roth Remark Holdings converted 104,515  Series E preferred shares into 194,438,842 shares of common stock.

As of September 30, 2019, and December 31, 2018, there are 34,985 and 53,000 shares of Series E preferred stock outstanding, respectively. As of September 30, 2019, the Company fair valued its Series E preferred stock derivative liability at $40,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company issued 5,000,000 shares of its Series C Preferred stock to Everett Dickson, the Company’s CEO for services rendered. The stock was valued based on the services performed for total non-cash expense of $120,000.

Per the terms of Mr. Dickson’s employment agreement, he is to be compensated $120,000 per year. For the year ended December 31, 2018, he was paid $52,000, and $68,000 has been credited to accrued compensation. Mr. Dickson’s employment was terminated effective June 30, 2019 due to the change of control. For the six months ended June 30, 2019, he was paid $16,000. As of September 30, 2019, $112,000 has been credited to accrued compensation.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement is effective for three months with a salary of $10,000 per month. As of September 30, 2019, $30,000 has been credited to accrued compensation.

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

On September 21, 2018, Pro Drive Outboards, LLC (“Pro-Drive”) filed a lawsuit against the Company, in which Pro-Drive alleges that the Company breached a contract that Pro-Drive entered into with the Company. Pro-Drive is seeking damages in excess of $500,000. The Company has filed an answer, including the defenses of defective service of process and statute of limitations and a motion to dismiss. The judge granted a motion to dismiss, and the plaintiff’s deadline to appeal has passed, thus concluding the matter.

contingent liabilities that should be reflected in the financial statements.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of September 30, 2019 and December 31, 2018.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of September 30, 2019, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

Changes in the Registrant’s Certifying Accountant.

Dismissal of Auditor

On February 14, 2020, Cruzani, Inc. dismissed Fruci & Associates II, PLLC (“Fruci & Associates II, PLLC”) as Independent Registered Public Accountants. On February 14, 2020, the Board of Directors of the Company authorized the dismissal.

During the fiscal year ended December 31, 2018 and through Fruci & Associates II, PLLC’s dismissal on February 14, 2020, there were (1) no disagreements with Fruci & Associates II, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Fruci & Associates II, PLLC would have caused Fruci & Associates II, PLLC to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We furnished Fruci & Associates II, PLLC with a copy of this disclosure on February 14, 2020, providing Fruci & Associates II, PLLC with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of Fruci & Associates II, PLLC’s letter to the SEC is filed as Exhibit 16.1 to this Report.

Engagement of Auditor

On February 13, 2020, the Company engaged BF Borgers CPA PC as its new independent registered public accounting firm beginning with the period ended June 30, 2019. The change in the Company’s independent registered public accounting firm was approved by the board of directors. During the most recent fiscal year and through the date of this Current Report, neither the Company nor anyone on its behalf consulted with BF Borgers CPA PC regarding any of the following:

(i)	The application of accounting principles to a specific transaction, either completed or proposed;

(ii)	The type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company:

(a)	a written report; or (b) oral advice that BF Borgers CPA PC concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Subsequent to September 30, 2019, Oasis Capital, LLC loaned the Company $13,200, to cover general operating costs.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

Revenue for the three months ended September 30, 2019 was $0 compared to $81,016 for the three months ended September 30, 2018. Revenue in the prior period is from the Company’s previous subsidiary Oventa, Inc. We also had cost of revenue for the three months ended September 30, 2019 of $0 compared to $56,711 for the three months ended September 30, 2018.

Compensation Expense

Compensation expense for the three months ended September 30, 2019 was $30,000 compared to $159,126 for the three months ended September 30, 2018. Compensation expense in the current period is due to the employment agreement executed with the new CEO for $10,000 a month. In the prior period our former CEO received $20,000 and preferred stock for total non-cash expense of $120,000 (Note 9). In addition, Oventa incurred $19,126 of compensation expense.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2019 was $4,742 compared to $332,154 for the three months ended September 30, 2018, a decrease of $327,412, or 98.6%. General and administrative expenses have decreased as the Company looks for new business opportunities.

Professional Fees

Professional fees for the three months ended September 30, 2019 were $8,135 compared to $80,812 for the three months ended September 30, 2018, a decrease of $72,677 or 89.9%. Professional fees consist mostly of legal, investor relations, accounting and audit fees. The decrease is primarily due to a decrease in investor relations and legal expense.

Other Expense

Total other income of $132,185 for the three months ended September 30, 2019 consists of interest expense of $82,754, and a gain on change in fair value of derivatives of $214,939. Total other expense of $1,728,467 for the three months ended September 30, 2018 consisted of interest expense of $232,998, a loss on change in fair value of derivatives of $751,858 and a loss on convertible notes of $743,611.

Net Loss

The Company had net income of $89,308 for the three months ended September 30, 2019, as compared to a net loss of $2,435,436 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue

Revenue for the nine months ended September 30, 2019 was $0 compared to $81,016 for the nine months ended September 30, 2018. Revenue in the prior period is from the Company’s previous subsidiary Oventa, Inc. We also had cost of revenue for the nine months ended September 30, 2019 of $0 compared to $56,711 for the nine months ended September 30, 2018.

Compensation Expense

Compensation expense for the nine months ended September 30, 2019 was $90,000 compared to $176,126 for the nine months ended September 30, 2018. Compensation expense it the current period is due to the employment agreement executed with the new CEO for $10,000 month. In the prior period our former CEO received $37,000 and preferred stock for total non-cash expense of $120,000 (Note 9). In addition, Oventa incurred $19,126 of compensation expense.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2019 was $62,118 compared to $383,399 for the nine months ended September 30, 2018, a decrease of $321,281, or 48.9%. General and administrative expenses have decreased as the Company looks for new business opportunities.

Professional Fees

Professional fees for the nine months ended September 30, 2019 were $97,883 compared to $180,412 for the nine months ended September 30, 2018, a decrease of $82,529 or 72.2%. Professional fees consist mostly of legal, investor relations, accounting and audit fees. The decrease is primarily due to a decrease in investor relations and legal expense.

Other Expense

Total other expense of $624,741 for the nine months ended September 30, 2019 consists of interest expense of $474,972, which includes $209,029 of debt discount amortization, a gain on change in fair value of derivatives of $41,377, a loss on convertible notes of $46,250, a loss on the issuance of Series E preferred stock of $194,547, a gain on the extinguishment of debt of $492,016 and loss on receivables of $442,365. Total expense of $1,936,594 for the nine months ended September 30, 2018 consisted of interest expense of $326,193, a loss on change in fair value of derivatives of $238,204 and a loss on convertible notes of $1,372,197.

Net Income

The Company had a net loss of $624,741 for the nine months ended September 30, 2019, as compared to a net loss of $2,811,407 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

For the for the nine months ended September 30, 2019, we used $113,579 in operating activities and had net proceeds from financing activities of $112,000. To date a majority of our funding has come from the issuance of convertible notes.

The Company currently owes $254,500 of notes payable, all of which are in default, and $1,625,395 for outstanding convertible notes. Approximately $912,000 of the convertible notes are in default.

Quarterly Developments

Change of Control.

On July 8, 2019, Mr. Dickson entered into a Securities Purchase Agreement (“Purchase Agreement”) with Conrad Huss to sell 5,000,000 shares of Series C Preferred and 5,000 shares of Series B preferred Stock held by Mr. Dickson. As a result, Mr. Huss acquired the right to vote 99.06 % of the voting control of the Company. The Series B Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to .01% of the outstanding common stock after the conversion. The Series C Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 99.05% of the outstanding common stock after the conversion.

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $78,862,874. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2019.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of September 30, 2019 and December 31, 2018. The management is having discussions with respect to the timing and structure of the settlement.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of September 30, 2019, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued. Managements view is that the amount to settle this will not materially exceed the balance due and even be slightly less.

On September 21, 2018, Pro Drive Outboards, LLC (“Pro-Drive”) filed a lawsuit against the Company, in which Pro-Drive alleges that the Company breached a contract that Pro-Drive entered into with the Company. Pro-Drive is seeking damages in excess of $500,000. The Company has filed an answer, including the defenses of defective service of process and statute of limitations and a motion to dismiss. The judge granted a motion to dismiss, and the plaintiff’s deadline to appeal has passed, thus concluding the matter.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2019, L2 Capital, LLC converted $33,149 of principal into 16,660,864 shares of common stock.

During the nine months ended September 30, 2019, Device Corp. converted $9,700 and $1,050 of principal and interest, respectively, into 12,500,000 shares of common stock. The loans from Device Corp have no specific terms of conversion and have therefore not been classified as convertible. The shares were valued on the date of conversion at the closing stock price, for a loss on conversion of debt of $46,250.

During the nine months ended September 30, 2019, Geneva Roth Remark Holdings converted 104,515 Series E preferred shares into 194,438,842 shares of common stock.

During the nine months ended September 30, 2019, Geneva Roth Remark Holdings purchased 33,500 shares of Series E preferred stock for total cash proceeds of $33,500.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: April 28, 2020	By:	/s/ Conrad Huss
	Name:	Conrad Huss
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)