Form 10-K
period 2019-12-31
Cruzani, Inc.
filed 2020-08-06
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

CRUZANI, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

208 East 51st Street, #208, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 893,1112

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

As of August 4, 2020, the registrant had 418,318,291 shares of common stock issued and outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Cruzani, Inc. (“Cruzani” or the “Company”) was most recently a franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company is currently evaluating various new business models. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

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

Our Business

Cruzani, Inc. (“Cruzani” or the “Company”) is currently reassessing its business model. As such, the Company wrote off its existing assets and is currently evaluating various options to go forward. franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc.

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, on February 7, 2019, effective as of December 31, 2018, the Company terminated the Asset Purchase Agreement with Supreme Sweets Inc. and 2498411 Ontario, Inc, by written notice to the Seller, and the Company unwound the transaction. The $339,813 of capital injected into Oventa, Inc was written off as uncollectable as of December 31, 2019.

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

Facilities

The Company currently has no ownership or leases of property. The Company’s business mailing address is 208 E. 51st Street, Suite 201, NYC, NY 10022

Employees

Cruzani, Inc. does not have any employees other than our chief executive officer. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with our employees is good. Our Chief Executive currently has an employment contract.

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

Risks Related to Our Business

We are currently evaluating a wide variety of businesses to enter into. We may not find one which is profitable.

We are currently evaluating various acquisition targets. Some of these propositions may be accepted by the Company, and if implemented, may not come to fruition. As a result, the Company may suffer tremendous losses.

Our existing financial resources are insufficient to meet our ongoing operating expenses.

We have no sources of income at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that these events will be successfully completed.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely impact our business, our operations and our financial results.

In recent months, a new strain of coronavirus (COVID-19) has spread to many countries in the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns have already resulted in significant negative economic impacts on a global basis.

As the coronavirus pandemic continues to rapidly evolve, we cannot at this time accurately predict the effects of these conditions on our efforts to evaluate opportunities and enter into new business lines. Uncertainties remain as to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries. The continued outbreak of COVID-19, or another infectious disease with similar characteristics, may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations.

Unfavorable conditions in the global economy or reduced access to lending markets could harm our business.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our potential customers in whatever business we choose to operate in. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the recent outbreak of coronavirus (COVID-19), and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments or decrease access to financing which would harm our business.

Because insiders control our activities, that may cause us to act in a manner that is most beneficial to them and not to outside shareholders which could cause us not to take actions that outside investors might view favorably.

Conrad R Huss, our CEO, owns the majority of the shares

As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

We may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

We may experience difficulties in integrating acquired businesses

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

We depend on key executive management.

We depend on the leadership and experience of our relatively small number of key executive management personnel, and in particular key executive management, particularly our Chief Executive Officer, Conrad Huss. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.

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

ITEM 2. PROPERTIES

The Company currently has no ownership or leases of property. The Company’s business mailing address is 208 E. 51st. street, #208, New York, NY 10022

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

Registered Holders

As at December 31, 2019, there were approximately 117 record holders of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2019, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

During the fourth quarter, we issued no shares of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Compensation Expense

Compensation expense for the year ended December 31, 2019 was $120,000 compared to $240,000 for the year ended December 31, 2018. The break-out of compensation expense is as follows;

	2019	2018
Base salary	$120,000	$120,000
Preferred stock issuance	-	120,000
Total compensation expense	$120,000	$240,000

General and Administrative Expense

General and Administrative expense for the year ended December 31, 2019 was $166,255 compared to $425,698 for the year ended December 31, 2018. The break-out of General and Administrative expense is as follows;

	2019	2018	Difference
Consulting fees	$36,000	$-	$36,000
Financing costs	100,000	-	100,000
Acquisition costs	-	124,000	(124,000)
Investor relations	2,500	179,350	(176,850)
Transfer agent/SEC	16,997	28,700	(11,703)
Licenses	-	15,720	(15,720)
Other	10,758	77,928	(67,170)
Total	$166,255	$425,698	$(259,443)

The decrease in General and administrative expense was due to the Company exiting from its prior line of business.

Professional Fees

Professional fees for the year ended December 31, 2019 were $104,930 compared to $224,912 for the year ended December 31, 2018. Professional fees consist mostly of legal, accounting and audit fees. The decrease was primarily due to the Company’s decision to exit from its prior line of business.

Other Income (Expense)

Other Income (expense) for the year ended December 31 2019 was ($1,196,345) compared to ($1,853,410) for the year ended December 31, 2018. The break-out of Other Income (Expense) is as follows;

	2019	2018	Difference
Interest expense	$(1,024,755)	$(599,876)	$(424,879)
Change in fair value of derivatives	19,557	708,663	(689,106)
Loss on receivables	(442,365)	-	(442,365)
Loss on issuance of convertible Preferred stock	(194,547)	-	(194,547)
Gain on extinguishment of debt	492,016	-	492,016
Loss on convertible notes	(46,250)	(1,962,197)	(67,170)
Total	$(1,196,345)	$(1,853,410)	$(657,065)

Net Loss

The Company had a net loss of $1,587,530 for the year ended December 31, 2019, as compared to $2,744,020 for the year ended December 31, 2018. Of the loss in 2019, approximately $300,000 was due to operations and the remainder was due primarily to the write-off of receivables and the loss on the issuance of preferred stock.

Liquidity and Capital Resources

For the year ended December 31, 2019, we used $117,579 in operating activities compared to $989,987 used in the prior year.

For the year ended December 31, 2019, we generated $116,000 through financing activities compared to $988,500 in the year ended December 31, 2018. The Company changed its primary source of funding. In the current year, we generated $86,500 through the issuance of preferred stock and only $4,000 through convertible notes. In the prior year, we generated net $935,000 of proceeds through issuance of debt and $53,000 through the issuance of preferred stock.

The Company currently owes $254,400 on notes payable, all of which are in default, and $1,629,395 for outstanding convertible notes. Approximately $912,000 of the convertible notes are in default.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of approximately $79.million, and a net loss for the year ended December 31, 2019 of $1.6 million. Of the loss, approximately $400,000 was due to operations and the remainder was due primarily to interest expense, the write-off of receivables and the loss on the issuance of preferred stock, partially offset by the gain on extinguishment of debt. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cruzani, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cruzani, Inc. (“the Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations and does not currently have revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor during 2017 to 2020 through February 14, 2020.

Spokane, Washington

April 16, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cruzani, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cruzani, Inc. (the “Company”) as of December 31, 2019, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

August 4, 2020

Cruzani, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$-	$1,579
Other current asset	-	339,813
Deposits on acquisition	-	85,392
Total Current Assets	-	426,784

Total Assets	$-	$426,784

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$316,400	$407,768
Accrued liabilities	1,193,596	780,031
Accrued officer compensation	172,000	68,000
Convertible Notes, net of discounts of $35,547 and $209,029, respectively	1,693,848	1,592,570
Derivative liabilities	472,605	433,924
Loans payable	254,500	224,400
Total Current Liabilities	4,102,949	3,506,693

Total Liabilities	4,102,949	3,506,693

Commitments and Contingencies (Note 11)	-	-

MEZZANINE EQUITY
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 34,985 and 53,000 shares issued and outstanding, respectively at December 31, 2019 and 2018	34,985	53,000
Series E Preferred stock to be issued	166,331	-
Total mezzanine equity	201,316	53,000

STOCKHOLDERS’ (DEFICIT):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding, respectively	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding, respectively	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and 125,000 shares issued and outstanding, respectively	12	12
Preferred Stock, 865,000, shares authorized, par value $0.01; no shares issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized, $0.00001 par value; 297,041,945 and 73,442,239 shares issued and outstanding, respectively	2,970	734
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	75,958,049	75,544,112
Accumulated deficit	(79,575,663)	(77,988,132)
Total Stockholders’ Deficit	(4,304,265)	(3,079,909)
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$426,784

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Operating Expenses:
Compensation expense	$120,000	$240,000
General and administrative	166,255	425,698
Professional fees	104,930	224,912
Total operating expenses	391,185	890,610

Loss from operations	(391,185)	(890,610)

Other Income (Expense):
Interest expense	(1,024,755)	(599,876)
Change in fair value of derivatives	19,557	708,663
Loss on receivables	(442,365)	-
Loss on issuance of convertible preferred stock	(194,547)	-
Gain on extinguishment of debt	492,016	-
Loss on convertible notes	(46,250)	(1,962,197)
Total other income (expense)	(1,196,345)	(1,853,410)

Loss before provision for income taxes	(1,587,530)	(2,744,020)
Provision for income taxes	-	-

Net Loss	$(1,587,530)	$(2,744,020)

Basic loss per share	$(0.00)	$(0.05)
Diluted loss per share	$(0.00)	$(0.05)
Basic weighted average shares outstanding	197,963,314	52,398,546
Diluted weighted average shares outstanding	197,963,314	52,398,546

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2017	3,381,520	33,815	5,000	50	-	-	-	-	-	$-	17,272,502	173	73,346,487	(773,500)	(75,244,112)	(2,637,087)
Stock based compensation - officer	-	-	-	-	5,000,000	120,000	-	-	-	-	-	-	-	-	-	120,000
Shares issued for convertible debt	-	-	-	-	-	-	-	-	-	-	56,169,737	561	1,828,449	-	-	1,829,010
Preferred shares issued for cash	-	-	-	-	-	-	-	-	53,000	53	-	-	52,947	-	-	53,000
Shares issued for loan commitment	-	-	-	-	-	-	125,000	18,750	-	-	-	-	-	-	-	18,750
Warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	280,438	-	-	280,438
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,744,020)	(2,744,020)
Balance, December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$120,000	125,000	18,750	53,000	53	73,442,239	$734	$75,508,321	$(773,500)	$(77,988,132)	$(3,079,909)

Balance, December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	53,000	53	73,442,239	$734	$75,544,112	$(773,500)	$(77,988,132)	$(3,132,909)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	-	-	29,160,864	292	154,840	-	-	155,132

Shares issued for conversion of Series E Preferred stock	-	-	-	-	-	-	-		(18,015)	(18)	194,438,842	1,944	259,097	-	-	261,021

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,587,531)	(1,587,531)
Balance, December 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$35	297,041,945	$2,970	$75,958,049	$(773,500)	$(79,575,663)	$(4,304,265)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

(formerly US Highland, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,587,530)	$(2,744,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	(19,557)	(708,663)
Loss on convertible debt	46,250	1,962,197
Loss on receivables	442,365	-
Loss on issuance of convertible preferred stock	194,547	-
Financing note associated with 3a10 financing	100,000
Debt discount amortization	296,259	465,413
Gain on extinguishment of debt	(492,016)	-
Preferred stock issued for officer compensation	-	120,000
Preferred stock issued for loan commitment	-	18,750
Changes in Operating Assets and Liabilities:
Prepaids expenses and deposits	-	75,000
Other assets	(17,161)	(425,204)
Accounts payable and accrued liabilities	815,264	178,540
Accrued officer compensation	104,000	68,000
Net Cash Used in Operating Activities	(117,579)	(989,987)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	4,000	950,500
Proceeds from loans	25,500
Principal payments on debt	-	(15,000)
Preferred stock sold for cash	86,500	53,000
Net Cash Provided by Financing Activities	116,000	988,500

Net Increase (Decrease) in Cash	(1,579)	(1,487)
Cash at Beginning of Year	1,579	3,066
Cash at End of Year	$-	$1,579

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$155,432	$279,418
Common stock issued for conversion of Preferred stock	$261,021	-
Warrants issued in conjunction with convertible debt	$-	$280,483

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 1 – BACKGROUND

Organization

Cruzani, Inc. (“Cruzani” or the “Company”) is currently evaluating strategic options. We have divested ourselves of our current assets and are currently performing due diligence on a wide variety of alternatives. Most recently, we were a franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

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

On July 8, 2019, Everett Dickson, who had been the sole officer of the Company, resigned as an officer of the Company, and Conrad Huss was appointed the Interim President and Chief Executive Officer of the Company. Mr. Huss is the sole beneficial owner of 5,000,000 and 5,000 shares of Series B and C Preferred Stocks, respectively. Mr. Dickson also resigned as a director of the Company, effective on July 8th, 2019. Mr. Dickson’s resignation was not the result of any disagreement with the management of the Company

Business

Cruzani, Inc. is currently evaluating various strategic options to engage in.

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

Concentrations of Credit Risk

The Company currently has no cash on hand or other assets

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2019 or 2018.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2019. There is no net effect as the result of these reclassifications.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Supreme Sweets Acquisition Corp. and TruFood Provisions Co for the year ended December 31, 2018. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated. The subsidiaries have had has been no significant net activity.

Receivables

At December 31, 2018, the Company had other current assets of $339,813 (Note 1) as a result of it’s now terminated purchase agreement with Supreme Sweets Acquisition Corp, and deposits on acquisition of $85,392 (Note 1) from its stock purchase agreement with Recipe Food Co. The Company has evaluated the collectability of both assets and concluded that the funds will not likely be recovered, and wrote them off during the year ended December 31, 2019.

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

Net income (loss) per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2019 and 2018, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which updated through several revisions and clarifications since its original issuance and supersedes previous revenue recognition guidance.  This guidance introduces a new principles-based framework for revenue recognition, requiring an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The update also requires new qualitative and quantitative disclosures, beginning in the quarter of adoption, regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfil a contract. The update may be applied using one of two prescribed transition methods: retrospectively to the prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of $79,575,663, and a net loss for the year ended December 31, 2019 of $1,587,531. However, the Company only used approximately $118,000 to conduct its operations as detailed in the Statement of Cash flows. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 4 – OTHER CURRENT ASSET AND DEPOSITS ON ACQUISITION

The balances of Other current asset and Deposits on acquisition are as follows:

	2019	2018
Other Current Asset	-	$339,813
Deposits on acquisition	-	85,392
	$-	$425,205

Accounts receivable related to The Company’s aborted acquisition in Supreme Sweets, Inc.

The deposits on acquisition were for the purchase of the Recipe Food Company. During 2019, the Company put forth another $17,140 towards this venture. It did not come to fruition and the entire amount was written off.

Loss on Other Current asset	$339,813

Loss on Deposit on acquisition	102,552

Loss on Other Current asset and deposit	$442,365

See Note 1- BACKGROUND for more detail.,

NOTE 5 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	December 31, 2019	December 31, 2018
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	39,000
Loan 4	8%	160,500	155,400
Total		$254,500	$224,400

Above notes are past due as of the issuance of these financial statements.

NOTE 6 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of December 31, 2019:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2018	Additions	Conversions / Transfers	Balance December 31, 2019
Third party individual	7/25/13	12/31/16	12%	$500,000	$-	$-	$500,000
Adar Bays, LLC	2/11/16	2/11/17	24%	68,004	-	-	68,004
GW Holdings Group, LLC	5/17/16	5/17/17	24%	24,000	-	-	24,000
Travel Data Solutions	11/18/17	11/30/19	10%	150,000	-	(50,000)	100,000
GW Holdings Group, LLC	3/16/18	3/15/19	24%	36,750	-	-	36,750
Travel Data Solutions	1/18/2019	1/31/20	10%		25,000		25,000
Device Corp.	Various			140,831		(140,831)	-
Livingston Asset Management	7/19/19	3/31/20	10%	-	100,000		100,000
Oasis Capital, LLC (previously called L2 Capital, LLC)	various	various	24%	882,014	22,776	(33,149)	871,641
Oasis Capital LLC	10/1/19	10/1/20	10%	-	4,000	-	4,000
			Total	$1,801,599	$47,776	$(223,980)	$1,729,395
		Less debt discount		(209,029)			(35,547)
				$1,592,570	$47,776	$(223,980)	$1,693,848

The embedded conversion options of the Company’s convertible debentures summarized in Note 5, and its convertible preferred Series E stock. contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2017	$409,948
Addition of new derivative liabilities	1,127,281
Change in fair value of embedded conversion option	(708,663)
Derecognition of derivatives upon settlement of convertible notes	(394,642)
Balance at December 31, 2018	433,924
Addition of new derivative liabilities	194,547
Change in fair value of embedded conversion option	42,821
Derecognition of derivatives upon settlement of convertible preferred stock	(218,904)
Derecognition of derivatives upon settlement of convertible notes	(79,783)
Balance at December 31, 2019	$472,605

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

The following table shows the assumptions used in the calculations of its derivatives:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2018	335.58%	2.45%	0%	0.25 – 0.45
At December 31, 2019	291.74%	1.92%	0%	0.25 – 0.50

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2018	335.58%	2.45%	0%	0.25 – .45
At December 31, 2019	291.74%	1.92%	0%	0.25 – .50

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019 and 2018.

	Fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2019
Derivative liabilities	$472,605	$-	$-	$472,605
Warrants	$280,438	$-	$-	$280,438
2018
Derivative liabilities	$433,924	$-	$-	$433,924
Warrants	$280,438	$-	$-	$280,438

NOTE 7 – WARRANTS

In connection with the issuance of the convertible note (the “Note”) with L2 Capital, LLC (“L2”) and funding of the initial tranche of $50,000 on the Note, the Company also issued a common stock purchase warrant to purchase up to 381,905 shares of the Company’s common stock pursuant to the terms therein as a commitment fee. At the time that each subsequent tranche under the Note is funded by L2 in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day (as defined in the Note) immediately prior to the funding date of the respective tranche. As of December 31, 2019, the Company had received multiple tranches for which it issued warrants to purchase shares of the Company’s common stock.

These warrants have a variable exercise price per the above and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totalled $280,438 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.001 – 0.0071, 2.80% – 2.94% risk free rate, 252.42 – 258.24% volatility and expected life of the warrants of 5 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2017	22,669,092	$.0011	$.0014

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	22,669,092	$0.0011	$0.0014

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2019	22,669,092	$0.0011	$0.0014

Exercisable, December 31, 2019	22,669,092	$0.0011	$0.0014

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

Range of Exercise Prices	Number Outstanding 12/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	3.69 years	$0.0011

Range of Exercise Prices	Number Outstanding 12/31/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	4.69 years	$0.0011

NOTE 8 – COMMON STOCK

During the twelve months ended December 31, 2019, the company issued shares of common stock as follows:

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

NOTE 9 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of December 31, 2019, and December 31, 2018, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of December 31, 2019, and December 31, 2018, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of December 31, 2019, and December 31, 2018, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of December 31, 2019, and December 31, 2018, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On July 1, 2018, the Company entered into a Stock Purchase Agreement with Device Corp. (“Device”) whereby Device will purchase up to $250,000 Series E preferred stock for $1 per share. As of December 31, 2019, the Company has received $166,331 for the purchase of the Series E. Originally, these purchases were recorded as debt because the Preferred shares were not issued. As of the Balance sheet date and the date of this report, these shares have not been issued to the Purchaser. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000. As of December 31, 2019, and December 31, 2018, there are 34,985 and 53,000 shares of Series E preferred stock outstanding, respectively. As of December 31, 2019, the Company fair valued its Series E preferred stock derivative liability at $40,000.

During the twelve months ended December 31, 2019, Geneva Roth Remark Holdings converted 18,01515 Series E preferred shares into 194,438,842 shares of common stock.

During the third quarter of the 2019 fiscal year, Mr. Huss sold $15,000 worth of Series E preferred to other investors.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the twelve months ended December 31, 2018, the Company issued 5,000,000 shares of its Series C Preferred stock to Everett Dickson, the Company’s former CEO for services rendered. The stock was valued based on the services performed for total non-cash expense of $120,000.

Per the terms of Mr. Dickson’s employment agreement, he is to be compensated $120,000 per year. For the year ended December 31, 2018, he was paid $52,000, and $68,000 has been credited to accrued compensation. Mr. Dickson’s employment was terminated effective June 30, 2019 due to the change of control. For the six months ended June 30, 2019, he was paid $16,000. As of December 31, 2019, $112,000 has been credited to accrued compensation.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement is effective for three months with a salary of $10,000 per month. As of December 31, 2019, $30,000 has been credited to accrued compensation.

NOTE 11 – INCOME TAX

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of December 31, 2019 and 2018. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our Statements of Operations.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. As a result of our cumulative losses, management has concluded that a full valuation allowance against our net deferred tax assets is appropriate.

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

The provision for income taxes on our loss from continuing operations for the fiscal years ended December 31, 2019 and 2018 are as follows:

	2019	2018

Book net income	$(1,587,530)	$(2,744,020)
Less:
Change in Fair value of derivatives	(19,557)	(708,663)
Loss on receivables	442,365	-
Loss on issuance of convertible preferred stock	194,547	-
Loss on convertible notes	46,250	1,962,197
Gain on extinguishment of debt	(492,016)	-
Taxable net income	(1,415,941)	(1,490,486)
Change in Valuation allowance	370,056	389,539
Income tax expense based on taxable net income	(370,056)	(389,539)
Income tax expense	-	-

Note: The marginal tax rate is calculated as follows:

Statutory rate
Federal income tax rate	21.0%	21.0%
Incremental New York State rate	6.5%	6.5%
Impact of Federal rate on New York State rate	-1.4%	-1.4%
Marginal income tax rate	26.1%	26.1%

As percentages of net income, the following are the components of tax expense:

	2019	2018

Book net income	100.0%	100.0%
Less:
Change in Fair value of derivatives	1.2%	0.7%
Loss on receivables	-27.9%	-16.1%
Loss on issuance of convertible preferred stock	-12.3%	-7.1%
Loss on convertible notes	-2.9%	-1.7%
Gain on extinguishment of debt	31.0%	17.9%
Taxable net income	89.2%	93.7%
Change in Valuation allowance	-23.3%	-9.7%
Income tax expense based on taxable net income	23.3%	9.7%
Income tax expense	-	-

At December 31, 2019, the Company had net operating loss carry forwards of approximately $8,380,000 that may be offset against future taxable income from the year 2020 to 2039. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Our operating loss carry forwards may be limited as to use in future years due to the transfer of preferred securities from our former Chief Executive to our current Chief Executive, Conrad R Huss. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2019 and December 31, 2018.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of December 31, 2019, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

Subsequent to December 31, 2019, Oasis Capital, LLC loaned the Company $9,200, to cover general operating costs.

Subsequent to December 31, 2019, the  Company issued 121,276,346 shares for the extinguishment of convertible debt.

Subsequent to December 31, 2019, the  Company issued $125,000 in notes for consulting services and $15,600 in notes for general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 2020, Cruzani, Inc. (the “Registrant”) dismissed Fruci & Associates II, PLLC (“Fruci & Associates II, PLLC”) as Independent Registered Public Accountants. On February 14, 2020, the Board of Directors of the Company authorized the dismissal.

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

We furnished Fruci & Associates II, PLLC with a copy of this disclosure on February 14, 2020, providing Fruci & Associates II, PLLC with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of Fruci & Associates II, PLLC’s letter to the SEC is filed as Exhibit 16.1 on the Company’s form 8-K filed with the Securities and Exchange Commission on February 18, 2020.

Furthermore, on February 13, 2020, the Registrant engaged BF Borgers CPA PC as its new independent registered public accounting firm beginning with the period ended June 30, 2019. The change in the Registrant's independent registered public accounting firm was approved by the board of directors. During the most recent fiscal year and through the date of this Current Report, neither the Registrant nor anyone on its behalf consulted with BF Borgers CPA PC regarding any of the following:

(i) The application of accounting principles to a specific transaction, either completed or proposed;

(ii) The type of audit opinion that might be rendered on the Registrant's financial statements, and none of the following was provided to the Registrant:

(a) a written report; or

(b) oral advice that BF Borgers CPA PC concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or

(iii) Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

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

Name	Age	Position	Director Since

Conrad R Huss	71	President and Chief Executive Officer	June, 2019

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

Conrad R Huss, President and Chief Executive

Mr. Huss, 71, serves as the sole officer and director of the Company. Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently, he was with Ocean Cross Capital Markets, as Senior Managing Director from 2011 to 2013. Previously, Mr. Huss served as the Senior Managing Director at Southridge Investment Group from 2006 to 2011. We believe Mr. Huss is qualified to serve as a director of the Company due to his financial and operational experience.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following information concerns the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal years ended December 31, 2019 and 2018; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal years ended December 31, 2019 and 2018 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2019.

Conrad R Huss, the Company’s principal executive officer and sole officer of the Company, received $60,000 and $0, respectively, for compensation during the fiscal years ended December 31, 2019 and 2018.

Mr. Huss replaced Everett M. Dickson as Chief Executive Officer in 2019. Everett M. Dickson was the Company’s principal executive officer and sole officer of the Company throughout all of 2018 and portions of 2019. He, received $0 and $52,000, respectively, for compensation during the fiscal years ended December 31, 2019 and 2018.  Mr. Dickson also received 5,000,000 shares of its Series C Preferred stock for services rendered in 2018. The stock was valued based on the services performed for total non-cash expense of $120,000.

Director Compensation

The Company’s directors, including the Chairman of the Board, do not receive compensation for their services as such. The Registrant reimburses the directors for their reasonable out-of-pocket expenses for attending meetings of the Board of Directors.

Long-Term Incentive Plans

As of December 31, 2019, the Company had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding our shares of Common Stock beneficially owned as of December 31, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Cruzani, Inc., 208 E. 51 Street, Suite 208, NYC, NY 10022

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
Name and Address of Beneficial Owner(1)	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class

Officers & Directors:

Conrad R Huss
Chief Executive Officer, Interim Chief Financial Officer and Sole Director(2)	-	-	-	-	-	-	5,000,000	50.0%

All Directors and Officers as a group (1 person)	-	-	-	-	-	-	5,000,000	50.0%

5% Stockholders:

*	Less than 1%

	Series D Preferred Stock		Series E Preferred Stock
Name and Address of Beneficial Owner(1)	Amount	Percent of Class	Amount	Percent of Class

5% Stockholders:

L2 Capital, LLC 8900 State Line Rd., Suite 410 Leawood, Kansas 66206	125,000	100.0%	-	-

(1)	Applicable percentages are based on 297,041,945 shares of our common stock and calculated as required by rules promulgated by the SEC.

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

Conrad R Huss has an Employment agreement which pays him $120,000 annually. To date, his entire salary has been accrued.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers CPA PC served as our independent registered public accountants for the year ended December 31, 2019.

Audit Fees

For the Company’s fiscal years ended December 31, 2019 we were billed approximately $14,000 for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2018 and 2017.

Tax Fees

There were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning for the year ended December 31, 2019

All Other Fees

There were no other fees for services rendered by our independent auditors for the year ended December 31, 2019.

Pre-Approval Policies

a.	Audit Services

There is no Audit Committee. the Board of Directors will approve that all audit services to be performed by the primary external auditor will be performed pursuant to a written engagement letter which outlines the scope and nature of the services and the fees to be paid for such services, and review the annual audit engagement terms and related fees to see if any change in terms, conditions and fees needed resulting from changes in audit scope.

In addition to the annual audit services engagement, the Board of Directors may grant pre-approval for other audit services, which are those services that only the independent auditor can reasonably provide. The Audit Committee has pre-approved the audit services listed in Appendix A. All other audit services not listed in Appendix A must be separately pre-approved by the Audit Committee.

b.	Audit-Related Services

Audit-related services, including internal control-related services, are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and/or the Company’s internal control over financial reporting and that are traditionally performed by the independent auditor. The Board of Directors believes that the provision of the audit-related services does not impair the independence of the auditor and is consistent with the SEC’s rules on auditor’s independence. The Board of Directors has pre-approved the audit-related services.

c.	Non-audit services

The Audit Committee may grant preapproval for those permissible non-audit services classified as all other services that it believes would not impair the independence of the auditor and that are consistent with SEC’s rules on auditor independence, including those that are routine and recurring services.

All requests for non-audit services to be provided by the independent director that are not included in the pre-approval policy will be approved by the Board of Directors and include a detailed description of the services.

A list of the Securities and Exchange Commission’s (“SEC”) prohibited non-audit services is attached to this Preapproval Policy as Exhibit 1. The Company will not engage its independent auditor for such services. The rules of the SEC and the Public Company Accounting Oversight Board (“PCAOB”) should be consulted to determine whether there are possible exceptions of the prohibitions.

d.	Delegation of Authority

As provided in the Act, the Board of Directors may delegate pre-approval authority to one or more of its members. The Chairman of the Board of Directors is authorized to give specific pre-approval to any audit or non-audit services to be provided by the independent auditor. The Board of Directors does not delegate to management its responsibilities to pre-approve services performed by the independent auditor. All pre-approval decisions must be reported to the Board of Directors at its next scheduled meeting for informational purpose only.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

Exhibit Number	Title of Document	Location
2.1	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and US Highland, Inc., collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	(incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2018)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
3.2	By-laws	Incorporated by reference from Form SB-2 filed on December 27, 2006.
3.3	Series A Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed October 9, 2015.
3.4	Series B Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed November 23, 2015.
3.5	Series C Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.6	Series D Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.7	Series E Preferred Stock Designation	Incorporated herein by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
3.8	Amendment to Articles of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
4.1	Registration Rights Agreement, dated as of July 23, 2018, by and between Cruzani, Inc. and L2 Capital, LLC.	Incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2018
10.1	Stock Purchase Agreement, dated as of March 8, 2018, by and among the Company as buyer, TruFood Provisions Co., as the target, and Device Corp., as seller.	Incorporated by reference from the current report on Form 8-K filed March 14, 2018.
10.2	Equity Purchase Agreement, dated March 20, 2018	Incorporated by reference from the current report on Form 8-K filed March 22, 2018.
10.3	Form of Promissory Note by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.4	Form of Stock Purchase Agreement by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.5	Form of Warrant Agreement by and between the Company and Holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.6	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and the Company, collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
10.7	Registration Rights Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.
10.8	Equity Purchase Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.
21.1	Schedule of Subsidiaries	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS*	XBRL Instance Document**	**
101.SCH*	XBRL Extension Schema Document**	**
101.CAL*	XBRL Extension Calculation Linkbase Document**	**
101.DEF*	XBRL Extension Definition Linkbase Document**	**
101.LAB*	XBRL Extension Labels Linkbase Document**	**
101.PRE*	XBRL Extension Presentation Linkbase Document**	**

†	To be filed by amendment.

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: August 4, 2020	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)