Form 10-Q
period 2020-03-31
Cruzani, Inc.
filed 2020-08-14
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(646) 893,1112
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2020, there were 418,318,291 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2019
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$316,400	$316,400
Accrued liabilities	1,278,175	1,193,596
Accrued officer compensation	202,000	172,000
Convertible Notes, net of discounts of $0 and $209,029, respectively	1,729,395	1,693,848
Derivative liabilities	452,667	472,605
Loans payable	254,500	254,500
Total Current Liabilities	4,233,138	4,102,949

Total Liabilities	4,233,138	4,102,949

Commitments and Contingencies (Note 9)	-	-

MEZZANINE EQUITY
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 34,985 and 53,000 shares issued and outstanding; respectively	34,985	34,985
Series E Preferred stock to be issued	166,331	140,831
Total mezzanine equity	201,316	201,316

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Common stock 3,000,000,000 shares authorized, $0.00001 par value; 297,041,945 and 297,041,945 shares issued and outstanding, respectively	2,970	2,970
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	75,958,049	75,958,049
Accumulated deficit	(79,705,851)	(79,575,663)
Total Stockholders’ Deficit	(4,233,138)	(4,102,949)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Operating Expenses:
Compensation expense	30,000	30,000
General and administrative	-	30,119
Professional fees	-	72,048
Total operating expenses	30,000	132,167

Loss from operations	(30,000)	(132,167)

Other Income (Expense):
Interest expense	(120,127)	(253,722)
Change in fair value of derivatives	19,938	(37,006)
Loss on extinguishment of convertible notes	-	(46,250)
Loss on issuance of convertible preferred stock	-	(154,502)
Gain on extinguishment of debt	-	492,016
Total other income (expense)	(100,188)	536

Income (loss) before provision for income taxes	(130,188)	(131,631)
Provision for income taxes	-	-

Net Income (Loss)	$(130,188)	$(131,631)

Basic income (loss) per share	$0.00	$(0.00)
Basic and diluted weighted average shares outstanding	297,041,945	91,062,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019

(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$-	-	$-	73,442,239	$173	$75,544,112	$(773,500)	$(77,988,132)	$(2,637,087)
Shares issued for convertible debt	-	-	-	-	-	-	-	-	29,160,864	29	154,840	-	-	155,132
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(131,631)	(131,631)
Balance, March 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$18,750	102,603,103	$1,026	$75,698,952	$(773,500)	$(78,119,763)	$(3,591,478)

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	297,041,945	$2,970	$75,958,049	$(773,500)	$(79,575,663)	$(4,102,949)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(130,188)	(130,188)
Balance, March 31, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	297,041,945	$2,970	$75,958,049	$(773,500)	$(79,705,851)	$(4,233,138)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$(130,188)	$(131,631)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivatives		(19,938)	37,006
Loss on extinguishment of convertible debt		-	46,250
Loss on issuance of convertible preferred stock		-	154,502
Debt discount amortization		35,547	209,029
Gain on extinguishment of debt		-	(492,016)
Changes in Operating Assets and Liabilities:
Other assets		-	(17,161)
Accounts payable and accrued liabilities		84,580	98,022
Accrued officer compensation		30,000	20,000
Net Cash Used in Operating Activities		-	(75,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt		-	25,500
Preferred stock sold for cash		-	53,000
Net Cash Provided by Financing Activities		-	78,500

Net Increase (Decrease) in Cash		-	2,501
Cash at Beginning of Period		-	1,579
Cash at End of Period		$-	$4.080

Cash paid during the period for:
Interest		$-	$-
Income taxes		$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt	$		$43,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2020

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

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc.

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, on February 7, 2019, effective as of December 31, 2018, the Company terminated the Asset Purchase Agreement with Supreme Sweets Inc. and 2498411 Ontario, Inc, by written notice to the Seller, and the Company unwound the transaction. The $339,813 of capital injected into Oventa, Inc was written off as uncollectable as of March 31, 2020.

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2020. There is no effect on the accumulated deficit as the result of these reclassifications.

Principles of Consolidation

The accompanying unaudited interim consolidated condensed financial statements include the accounts of the Company. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2020 and December 31, 2019.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $79,705,851. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	March 31, 2020	December 31, 2019
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Total		$254,500	$254,500

Above notes are past due as of the issuance of these financial statements.

NOTE 4 – CONVERTIBLE NOTES

During the quarter ended March 31,2020, the Company did not issue any convertible debt

The following table summarizes the convertible notes as of March 31, 2020:

Note Holder	Date	Maturity Date	Interest	Balance March 31, 2020	Balance December 31, 2019
Third party individual	7/25/13	12/31/16	12%	$500,000	$500,000
Livingston Asset Management, LLC (See Note One)	2/11/16	2/11/17	24%	68,004	68,004
GW Holdings Group, LLC	5/17/16	5/17/17	24%	24,000	24,000
Travel Data Solutions	11/18/17	11/30/19	10%	100,000	100,000
GW Holdings Group, LLC	3/16/18	3/15/19	24%	36,750	36,750
Livingston Asset Management,LLC	7/19/19	3/31/20	10%	100,000	100,000
Travel Data Solutions	1/18/2019	1/31/20	10%		25,000
Oasis Capital, LLC	various	various	24%	875,641	875,641
Total				$1,729,395	$1,729,395
		Less debt discount		(-)	(35,547)
				$1,729,395	$1,693,848

Note One: On February 24, 2020, Adar Bays, Inc. the prior holder of this note sold its entire interest in the Note to Livingston Asset Management, Inc.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2019	$472,605
Change in fair value of derivative liability	(19,938)
Balance at March 31, 2020	$452,667

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

The following table shows the assumptions used in the calculations of its derivatives:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2019	291.74%	2.45%	0%	0.25 – 0.50
At March 31, 2020	262.34%	.62%	0%	0.25 – 0.50

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

Range of Exercise Prices	Number Outstanding 3/31/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	3.69 years	$0.0011

NOTE 7 – COMMON STOCK

During the three months ended March 31, 2020 there were no issuances of common stock.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of March 31, 2020, and December 31, 2019, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of March 31, 2020, and December 31, 2019, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of March 31, 20120, and December 31, 2019, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of March 31, 2020, and December 31, 2019, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000. As of March 31, 2020, and December 31, 2019, there are 34,985 and 34,985 shares of Series E preferred stock outstanding, respectively. As of March 31, 2020, the Company fair valued its Series E preferred stock derivative liability at $40,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement is effective for three months with a salary of $10,000 per month. As of March 31, 2020, $202,000 has been credited to accrued compensation.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2020 and December 31, 2019.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of March 31, 2020, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued.

NOTE 11 – SUBSEQUENT EVENTS

Issuance of shares of common stock

Subsequent to March 31, 2020, the Company issued 121,276,345 shares for thee conversion of $1,300 of principal interest on debt, 45,563 of accrued interest and $6,000 in fees as follows below:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total

Livingston Asset Management LLC	27-May-20	29,288,000	$-	$11,301	$1,000	$12,301
Trillium Partners, LP	12-Jun-20	11,936,286	-	4,013	1,000	5,013
Trillium Partners, LP	29-Jun-20	16,059,792	-	6,709	1,000	7,709
Livingston Asset Management LLC	29-Jun-20	16,059,792	-	6,709	1,000	7,709
Trillium Partners, LP	21-Jul-20	17,545,881	-	6,369	1,000	7,369
Trillium Partners, LP	29-Jul-20	30,386,595	1,300	10,462	1,000	12,762

Totals		121,276,345	$1,300	$45,563	$6,000	$52,863

Issuance of Convertible debt

Subsequent to March 31, 2020, the  Company issued $125,000 in notes for consulting services and $15,600 in notes for general corporate purposes.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Compensation Expense

Compensation expense for the three months ended March 31, 2020 and March 31, 2019 was $30,000 due to chief executive compensation.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2020 was $-0- compared to $30,119 for the three months ended March 31, 2019. There was no activity in the current period as the Company was searching for new business opportunities.

Professional Fees

Professional fees for the three months ended March 31, 2020 were $-0- compared to $72,048 for the three months ended March 31, 2019. There was no activity in the current period as the Company was searching for new business opportunities.

Other (Expense)/Income

Total other expense of $(100,188) for the three months ended March 31, 2020 consists of interest expense of $120,127, which includes $35,547 of debt discount amortization. Additionally, there was a gain on change in fair value of derivatives of $19,938. Total income of $536 for the three months ended March 31, 2019, consisted of a gain on the extinguishment of debt of $492,016, offset by interest expense of $253,722, which includes $209,029 of debt discount amortization, loss on convertible notes of $46,250, a loss on the issuance of Series E preferred stock of $154,502, and a loss on change in fair value of derivatives of $37,006.

Net Loss

The Company had a net loss of $130,188 for the three months ended March 31, 2020, as compared to a net loss of $131,631 for the three months ended March 31, 2019.

Quarterly Developments

None.

Significant Developments

None

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $79,705,851. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2020.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2020 and December 31, 2018. The management is having discussions with respect to the timing and structure of the settlement.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. A notice of appeal filed by GW is pending. As of March 31, 2020, the Company has a note payable balance of $60,750 due to GW. Since GW’s original complaint has been dismissed and no further action has been taken by the court, no additional liability has been accrued. Managements view is that the amount to settle this will not materially exceed the balance due and even be slightly less.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended, March 31, 2020, there were issuances of unregistered sales of equity.

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

CRUZANI, INC.

Date: August 14, 2020	By:	Conrad Huss
	Name:	Conrad Huss
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)