Form 10-Q/A
period 2020-03-31
Cruzani, Inc.
filed 2020-08-17
CIK 1381871

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Cruzani, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on August 14, 2020 (the “Form 10-Q”), is for the following reason:

a.)	On the Form 10-Q, the date on the Condensed Consolidated Balance sheet for the current period was March 31, 2019. This was in error. It should have been March 31, 2020. That change has been made on this amendment.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$316,400	$316,400
Accrued liabilities	1,278,175	1,193,596
Accrued officer compensation	202,000	172,000
Convertible Notes, net of discounts of $0 and $209,029, respectively	1,729,395	1,693,848
Derivative liabilities	452,667	472,605
Loans payable	254,500	254,500
Total Current Liabilities	4,233,138	4,102,949

Total Liabilities	4,233,138	4,102,949

Commitments and Contingencies (Note 9)	-	-

MEZZANINE EQUITY
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 34,985 and 53,000 shares issued and outstanding; respectively	34,985	34,985
Series E Preferred stock to be issued	166,331	140,831
Total mezzanine equity	201,316	201,316

Stockholders’ Equity (Deficit):
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Common stock 3,000,000,000 shares authorized, $0.00001 par value; 297,041,945 and 297,041,945 shares issued and outstanding, respectively	2,970	2,970
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	75,958,049	75,958,049
Accumulated deficit	(79,705,851)	(79,575,663)
Total Stockholders’ Deficit	(4,233,138)	(4,102,949)
Total Liabilities and Stockholders’ Deficit	$-	$-

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