Form 10-K
period 2020-12-31
Cruzani, Inc.
filed 2021-06-03
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 2, 2021, the registrant had 1,725,342,313 shares of common stock issued and outstanding.

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

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. See NOTE 13- SUBSEQUENT EVENTS for current status on this arrangement.

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

Registered Holders

As at December 31, 2020, there were approximately 117 record holders of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2020, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

NONE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Compensation Expense

Compensation expense for the twelve months ended December 31, 2020 and 2019 was $120,000. This is for the base salary of our Chief Executive, Conrad R. Huss

General and Administrative Expense

General and Administrative expense for the year ended December 31, 2019 was $166,255 compared to $425,698 for the year ended December 31, 2018. The break-out of General and Administrative expense is as follows;

	2020	2019	Difference
Consulting fees	$225,000	$36,000	$189,000
Reconciliation of debt balances	257,324	-	257,324
Financing costs	-	100,000	(100,000)
Investor relations	-	2,500	(2,500)
Transfer agent/SEC/other	14,500	27,755	(13,255)

Total	$497,324	$166,255	$331,069

Line-item analyses follow:

Consulting fees were $189,000 higher during the current period due to a new consulting contract being entered into as of April 1, 2020 at $25,000 per month.

Reconciliation of debt balances was $257,324. Upon reconciling the balances of amounts owed to Oasis Capital, LLC, it was determined that  the balance was understated by $257,324. This correction was made in the fourth quarter of 2020.

Financing costs were $100,000 lower in the current period due to a one-time expense in 2019.

Professional Fees

Professional fees for the year ended December 31, 2020 were $48,325 compared to $104,930 for the year ended December 31, 2019. Professional fees consist mostly of legal, accounting and audit fees. The decrease was primarily due to reduced legal fees associated with conversions and lower audit expenses.

Other Income (Expense)

Other Income (expense) for the year ended December 31 2020 was ($1,518,380) compared to ($1,196,345) for the year ended December 31, 2019. The break-out of Other Income (Expense) is as follows;

	2020	2019	Difference
Interest expense	$(613,046)	$(1,024,755)	$411,709
Change in fair value of derivatives	(1,837,933)	19,557	(1,857,490)
Loss on receivables	-	(442,365)	442,365
Loss on issuance of convertible Preferred stock	-	(194,547)	194,547
Gain on extinguishment of debt and accrued interest	931,342	492,016	439,326)
Loss on convertible notes	-	(46,250)	(46,250)
Total	$(1,518,380)	$(1,196,345)	$(322,035)

Interest expense was lower by $411,709 in 2020 due to reduced debt levels, the write-off of the third-party debt and lower amortization of debt discount.

The change in fair value of derivatives was $1,857,490 higher due to greater volatility in the market price of the Company’s stock.

Gain on extinguishment of debt and accrued interest was $439,326 greater due to the write-off of old debt and accrued interest. See NOTE 11- WRITE-OFF OF THIRD-PARTY NOTE for more detail

Net Loss

The Company had a net loss of ($2,184,029) for the year ended December 31, 2020, as compared to ($1,587,530) for the year ended December 31, 2019. Of the loss in 2020, approximately ($665,000) was due to operations and the remainder was due primarily to interest expenses and derivative expenses on convertible debt, partially offset by the gain on write-off of debt and accrued interest.

Liquidity and Capital Resources

For the year ended December 31, 2020, we used $37,600 in operating activities compared to $117,579 used in the prior year.

For the year ended December 31, 2020, we generated $37,600 through financing activities compared to $116,000 in the year ended December 31, 2019. The reduction in funds was due to reduced, funds from financings as the Company evaluates its operating options.

The Company currently owes $254,400 on notes payable, all of which are in default, and $2,217,163 for outstanding convertible notes. The majority of the notes payable are in default.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of approximately $82 million, and a net loss for the year ended December 31, 2020 of $2.2 million. Of the loss, approximately $400,000 was due to operations and the remainder was due primarily to interest expense, the write-off of receivables and the loss on the issuance of preferred stock, partially offset by the gain on extinguishment of debt. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cruzani, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

June 2, 2021

Cruzani, Inc. and Subsidiaries
Consolidated Balance Sheets
(Audited)

	December 31, 2020	December 31, 2019
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$326,400	$316,400
Accrued interest	1,150,820	1,193,596
Accrued officer compensation	292,000	172,000
Notes payable, net of discounts of $77,004 and $35,547, respectively	1,391,432	1,693,848
Derivative liabilities	2,140,159	472,605
Loans payable	254,500	254,500
Total Current Liabilities	5,555,311	4,102,949

Total Liabilities	5,555,311	4,102,949

Commitments and Contingencies (Note 9)	-	-

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 34,985 and 53,000 shares issued and outstanding; respectively	34,985	34,985
Series E Preferred stock to be issued	166,331	140,831
Total preferred stock	285,194	259,694
Common stock 3,000,000,000 shares authorized, $0.00001 par value; 1,339,044,282 and 297,041,945 shares issued and outstanding, respectively at December 31, 2020 and December 31,2019	13,390	2,970
Treasury stock, at cost - 2,917 shares	(773,500)	(773,500)
Additional paid in capital	76,679,297	75,958,049
Accumulated deficit	(81,759,691)	(79,575,663)
Total Stockholders’ Deficit	(5,555,311)	(4,102,909)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries
Consolidated Statements of Operations
(Audited)

	For the Years Ended December 31,
	2020	2019
Operating Expenses:
Compensation expense	$120,000	$120,000
General and administrative	497,324	166,255
Professional fees	48,325	104,930
Total operating expenses	665,649	391,185

Loss from operations	(665,649)	(391,185)

Other Income (Expense):
Interest expense	(611,789)	(1,024,755)
Change in fair value of derivatives	(1,837,933)	19,557
Loss on receivables	-	(442,365)
Loss on issuance of convertible preferred stock	-	(194,547)
Gain on extinguishment of debt and accrued interest	931,342	492,016
Loss on convertible notes	-	(46,250)
Total other income (expense)	(1,518,380)	(1,196,345)

Loss before provision for income taxes	(2,184,029)	(1,587,530)
Provision for income taxes	-	-

Net Loss	$(2,184,029)	$(1,587,530)

Basic loss per share	$(0.01)	$(0.01)

Basic weighted average shares outstanding	488,903,229	197,963,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Twelve Months Ended December 31, 2019
(Audited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred Stock to be				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance December 31, 2018	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	53,000	$53,000		$140,831	73,442,239	$734	$75,544,112	$(773,500)	$(77,988,132)	$(2,939,077)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					29,160,864	292	154,840	-		155,132

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(131,631)	(131,631)

Balance March 31, 2019	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	53,000	53,000	-	140,831	102,603,103	1,026	75,698,952	(773,500)	(78,119,763)	(2,915,577)

Cash proceeds for Series E Preferred stock									33,785	33,785		25,500						59,285

Shares issued for extinguishment of Preferred stock	-	-	-	-	-	-	-	-					66,331,384	663	135,603	-		136,266

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(832,419)	(832,419)

Balance June 30, 2019	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	86,785	86,785	-	166,331	168,934,487	1,689	75,834,555	(773,500)	(78,952,182)	(3,552,445)

Shares issued for extinguishment of Preferred stock									(51,800)	(51,800)			128,107,458	1,281	123,494			72,975

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	89,308	89,308

Balance September 30, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	297,041,945	$2,970	$75,958,049	$(773,500)	$(78,862,874)	$(3,390,162)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(712,789)	(712,789)

Balance, December 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	297,041,945	$2,970	$75,958,049	$(773,500)	$(79,575,663)	$(4,102,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Nine months Ended September 30, 2020
(Audited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred Stock to be				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance December 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985		$166,331	297,041,945	$2,970	$75,958,049	$(773,500)	$(79,575,663)	$(4,102,950)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(130,188)	(130,188)

Balance March 31, 2020	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	34,985	34,985	-	166,331	297,041,945	2,970	75,958,049	(773,500)	(79,705,850)	(4,233,138)

Shares issued for extinguishment of accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	73,343,869	733	31,998	-		32,732

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(332,448)	(332,448)

Balance June 30, 2020	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	34,985	34,985	-	166,331	370,385,814	3,704	75,990,047	(773,500)	(80,038,298)	(4,532,854)

Shares issued for extinguishment of debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	205,217,291	2,052	148,119	-	-	150,172

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(343,357)	(343,357)

Balance September 30, 2020	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	34,985	34,985	-	166,331	575,603,105	5,756	76,138,167	(773,500)	(80,381,656)	(4,726,040)

Shares issued for extinguishment of debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	763,441,176	7,634	527,264	-		534,898

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,378,035)	(1,378,035)

Balance, December 31, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	1,339,044,281	$13,390	$76,665,430	$(773,500)	$(81,759,691)	$(5,555,311)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries
(formerly US Highland, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,184,029)	$(1,587,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	1,837,933	(19,557)
Loss on convertible debt	-	46,250
Loss on receivables	-	442,365
Loss on issuance of convertible preferred stock	-	194,547
Financing note associated with 3a10 financing	-	100,000
Fees on extinguishment of debt	15,225	-
Reconciliation of debt balances	257,824	-
Issuance of non-cash consulting notes	225,000
Debt discount amortization	131,143	296,259
Gain on extinguishment of debt and accrued interest	(931,342)	(492,016)
Changes in Operating Assets and Liabilities:
Other assets	-	(17,161)
Accounts payable	10,000	-
Accrued interest	480,647	815,264
Accrued officer compensation	120,000	104,000
Net Cash Used in Operating Activities	(37,600)	(117,579)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	37,600	4,000
Proceeds from loans	-	25,500
Preferred stock sold for cash	-	86,500
Net Cash Provided by Financing Activities	37,600	116,000

Net Increase (Decrease) in Cash	-	(1,579)
Cash at Beginning of Year	-	1,579
Cash at End of Year	$-	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt and accrued interest	$359,596	$155,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2020. There is no net effect as the result of these reclassifications.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of $81,759,691, and a net loss for the year ended December 31, 2020 of ($2,184,029). However, the Company only used approximately $38,000 to conduct its operations as detailed in the Statement of Cash flows. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 4 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	December 31, 2020	December 31, 2019
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	39,000
Loan 4	8%	160,500	155,400
Total		$254,500	$224,400

Above notes are past due as of the issuance of these financial statements.

NOTE 5 – NOTES PAYABLE

The following table summarizes the convertible notes as of December 31, 2020 and December 31, 2019:

Creditor	Date Issued	Interest Rate	Maturity Date	31-Dec-20	31-Dec-19
Third party individual*	25-Jul-13	12%	31-Dec-16	$-	$500,000
Adar Bays, LLC	11-Feb-16	24%	11-Feb-17	-	68,004
GW Holdings Group, LLC*	17-May-16	24%	17-May-17	24,000	24,000
Travel Data Solutions	18-Nov-17	10%	30-Nov-19	100,000	100,000
GW Holdings Group, LLC*	16-Mar-18	24%	15-Mar-19	36,750	36,750
Livingston Asset Management, LLC	19-Jul-19	10%	31-Mar-20	-	100,000
Travel Data Solutions	18-Jan-19	10%	31-Jan-20	25,000	25,000
Oasis Capital, LLC	various	10%	various	1,016,086	875,641
Livingston Asset Management, LLC	1-Apr-20	10%	31-Dec-20	25,000	-
Livingston Asset Management, LLC	1-May-20	10%	31-Jan-21	25,000	-
Livingston Asset Management, LLC	20-May-20	10%	20-Feb-21	10,000	-
Livingston Asset Management, LLC	1-Jun-20	10%	28-Feb-21	25,000	-
Livingston Asset Management, LLC	11-Jun-20	10%	10-Mar-21	1,100
Livingston Asset Management, LLC	1-Jul-20	10%	31-Mar-21	25,000	-
Livingston Asset Management, LLC	20-Jul-20	10%	20-Apr-21	4,500
Livingston Asset Management, LLC	1-Aug-20	10%	30-Apr-21	25,000	-
Livingston Asset Management, LLC	14-Aug-20	10%	14-May-21	9,500	-
Livingston Asset Management, LLC	24-Aug-20	10%	24-May-21	12,500	-
Livingston Asset Management, LLC	1-Sep-20	10%	30-Jun-21	25,000	-
Livingston Asset Management, LLC	1-Oct-20	10%	31-Jul-21	25,000	-
Livingston Asset Management, LLC	1-Nov-20	10%	31-Aug-21	25,000	-
Livingston Asset Management, LLC	1-Dec-20	10%	30-Sep-21	25,000	-

Convertible notes payable-gross				$1,468,436	$1,729,395
Discount				(77,004)	(35,547)

				$1,391,432	$1,693,848

*	- GW Holdings Group, LLC entered into litigation with the Company on these obligations. See subsequent events for current status

**	- See Note 11 for more detail

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

The following is the Company’s derivative liability measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31 2019
Level One	$-0-	$-0-
Level Two	$-0-	$-0-
Level Three	$2,140,159	$472,605

The following table shows the assumptions used in the calculations of its derivatives:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2019	291.74%	2.45%	0%	0.25 – 0.50
At December 31, 2020	252.67%	.92%	0%	0.25 – 0.50

Balance at December 31, 2018	433,924
Addition of new derivative liabilities	194,547
Change in fair value of derivative liability	42,821
Derecognition of derivatives upon settlement of convertible preferred stock	(218,904)
Derecognition of derivatives upon settlement of convertible notes	(79,783)
Balance at December 31, 2019	$472,605
Balance at December 31, 2019	472,605
Addition of new derivative liabilities	172,601
Change in fair value of derivative liability	1,837,932
Derecognition of derivatives upon settlement of convertible notes	(342,980)
Balance at December 31, 2020	$2,140,149

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

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2019	22,669,092	$.0011	$.0014

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2019	22,669,092	$0.0011	$0.0014

Issued	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2020	22,669,092	$0.0011	$0.0014

Exercisable, December 31, 2020	22,669,092	$0.0011	$0.0014

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

Range of Exercise Prices	Number Outstanding 12/31/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	2.69 years	$0.0011

Range of Exercise Prices	Number Outstanding 12/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	3.69 years	$0.0011

NOTE 8 – COMMON STOCK

During the twelve months ended December 31, 2019, the company issued shares of common stock as follows:

Recipient of shares	Date	Shares	Principal	Accrued interest	Fees	Total
Livingston Asset Management LLC	27-May-20	29,288,000	$-	$11,301	$1,000	$12,301
Trillium Partners, LP	12-Jun-20	11,936,286	-	4,013	1,000	5,013
Trillium Partners, LP	29-Jun-20	16,059,792	-	6,709	1,000	7,709
Livingston Asset Management LLC	29-Jun-20	16,059,792	-	6,709	1,000	7,709
Trillium Partners, LP	21-Jul-20	17,545,881	-	6,369	1,000	7,369
Trillium Partners, LP	29-Jul-20	30,386,595	1,300	10,462	1,000	12,762
Oasis Capital, LLC	26-Aug-20	38,689,997	19,430			12,187
Livingston Asset Management, LLC	31-Aug-20	21,547,021	-	10,343	-	10,343
Trillium Partners, LP	04-Sep-20	23,703,521	9,550	803	1,025	11,378
Livingston Asset Management, LLC	17-Sep-20	21,492,859	16,425	339	-	16,764
Oasis Capital, LLC	28-Sep-20	51,851,417	23,333			23,333
Livingston Asset Management, LLC	05-Oct-20	26,834,167	13,941	110	2,050	16,101
Oasis Capital LLC	08-Oct-20	59,641,290	26,839	-	-	26,839
Livingston Asset Management, LLC	14-Oct-20	38,869,667	19,516	449	1,025	20,990
Livingston Asset Management, LLC	29-Oct-20	69,365,086	2,275	7,111	1,025	10,411
Oasis Capital LLC	09-Nov-20	76,261,018	20,594			20,594
Livingston Asset Management, LLC	11-Nov-20	76,253,571	30,350	652	1,025	32,027
Oasis Capital LLC	23-Nov-20	91,359,963	20,556			20,556
Livingston Asset Management, LLC	30-Nov-20	76,211,914	25,200	449	1,025	26,674
Livingston Asset Management, LLC	09-Dec-20	71,705,000	23,650	422	1,025	25,097
Livingston Asset Management, LLC	22-Dec-20	56,315,857	18,525	161	1,025	19,711
Oasis Capital LLC	31-Dec-20	120,623,643	9,900	11,812		21,712

		1,042,002,336	$281,383	$78,213	$15,225	$367,579

During the twelve months ended December 31, 2019, the company issued shares of common stock as follows:

Oasis Capital LLC (formerly L2 Capital, LLC) converted $33,149 of principal into 16,660,864 shares of common stock.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement is effective for three months with a salary of $10,000 per month. As of December 31, 2019, $292,000 has been credited to accrued compensation.

NOTE 11 – WRITE-OFF OF THIRD-PARTY NOTE

On July 25, 2013, the Company entered into a convertible promissory note (“Note”), in the amount of $500,000 and warrants to purchase 12,500,000 shares of company common stock, of which 10,000,000 of those warrants were exercisable at $0.05 per share and 2,500,000 of the warrants were exercisable at $0.10 per share. The Note has an interest rate of 8% per annum and a maturity date of July 31, 2014.

On July 25, 2013, the Company entered into a convertible promissory note (“Note”), in the amount of $500,000 and warrants to purchase 10,197,916 shares of company common stock, of which 8,158,333 of those warrants were exercisable at $0.05 per share and 2,039,583 of the warrants were exercisable at $0.10 per share. The Note has an interest rate of 8% per annum and a maturity date of July 31, 2014.

The Company has continued filing reports with the SEC and will be current with the SEC again in the near future, as well as having maintained its active status with the Nevada Secretary of State, since that time. We are currently in contact with the current management of the Company who have provided us with documentation as to the above noted amounts.

The Company has stated and records and filings show that the Notes were due and payable as of July 31, 2014 at the latest, and that no payments have been made and that no statements that the Company has renewed the note have been agreed to.

The New York Statute of Limitations provides, in relevant part:

Section 213: Actions to be commenced within six years: where not otherwise provided for; on contract; on sealed instrument; on bond or note, and mortgage upon real property; by state based on misappropriation of public property; based on mistake; by corporation against director, officer or stockholder; based on fraud. The following actions must be commenced within six years.

Section 213(2). an action upon a contractual obligation or liability, express or implied, except as provided in section two hundred thirteen-a of this article or article 2 of the uniform commercial code or article 36-B of the general business law;

Based on the New York Statute of Limitations, it is our view that the above referenced Note is no longer enforceable obligations under New York law as it became past due no later than July 31, 2014, more than six (6) years ago.

[CPLR 213(2)]

Nevada

Nevada also has a five (5) year statute of limitations for written contracts. Nevada Statutes Title VIII Section 95.11(2)(b). Wherein it states in pertinent part: “A legal or equitable action on a contract, obligation, or liability founded on a written instrument” As such the Note being due as of July 31, 2014, would also be time-barred under Nevada Law.

Conclusion

Based on the New York and Nevada Statute of Limitations, it is our view that the above referenced Note is no longer an enforceable obligation under New York or Nevada law as it became past due no later than July 31, 2014, more than six (6) years ago.

The balance of the Note was $500,000 and accrued interest was $431,342. Therefore, the total gain was $931,342.

NOTE 12 – INCOME TAX

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of December 31, 2020 and 2019. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our Statements of Operations.

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

The provision for income taxes on our loss from continuing operations for the fiscal years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Book net income	$(2,184,029)	$(1,587,530)
Less:
Change in Fair value of derivatives	1,837,933	(19,557)
Amortization of discount on convertible debt	131,143	296,259
Loss on issuance of convertible preferred stock	-	194,547
Loss on convertible notes	-	46,250
Gain on extinguishment of debt and accrued interest	(931,342)	(492,016)
Taxable net income	$(1,147,522)	$(1,562,047)
Change in Valuation allowance	299,913	408,241
Income tax expense based on taxable net income	(299,913)	(408,241)
Income tax expense	-	-

Note: The marginal tax rate is calculated as follows:

Statutory rate	2020	2019
Federal income tax rate	21.0%	21.0%
Incremental New York State rate	6.5%	6.5%
Impact of Federal rate on New York State rate	-1.4%	-1.4%
Marginal income tax rate	26.1%	26.1%

As percentages of net income, the following are the components of tax expense:

	2020	2019

Book net income	100.0%	100.0%

Less:

Change in Fair value of derivatives	-84.2%	1.2%

Amortization of discount on convertible debt	-6.0%	-18.7%

Loss on issuance of convertible preferred stock	0.0%	-12.3%

Loss on convertible notes	0.0%	-2.9%

Gain on extinguishment of debt	42.6%	31.0%

Taxable net income	52.5%	98.4%
Change in Valuation allowance	-52.5%	-98.4%

Income tax expense based on taxable net income	-	-

Income tax expense	-	-

At December 31, 2020, the Company had net operating loss carryforwards of approximately $9.6 million that may be offset against future taxable income from the year 2021 to 2040. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Our operating loss carry forwards may be limited as to use in future years due to the transfer of preferred securities from our former Chief Executive to our current Chief Executive, Conrad R Huss. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2020 and December 31, 2019.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. See Note 13-SUBSEQUENT EVENTS below for current status of this litigation. As of December 31, 2020 and December 31, 2019, the balance on these notes is $60,750.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

GW Holdings Group lawsuit

On February 16, 2021, the Company received notice that a default judgment had been entered against it in the Southern District of New York. The total amount of the judgment was for $348,548. The company will accrue an approximately $260,000 charge to earnings in the first quarter of calendar year 2021 to reflect the judgment.

Sale of debt

Subsequent to the Balance sheet date, Oasis Capital LLC sold $250,000 of debt to other investors. This note was originally dated as of May 10, 2018.

Issuance of common shares

Subsequent to the Balance sheet date the Company has issued 1,095,458,048 shares as follows. There are currently, 2,434,502,239 shares outstanding

Shares outstanding at December 31, 2020	1,339,044,282

Shares issued for extinguishment of debt	1,571,710,494
Shares issued for conversion of Preferred stock	89,243,590
Total shares issued	1,660,954,084
Shares outstanding at May 15, 2021	2,999,998,366

Extinguishment of debt

Subsequent to December 31, 2020, the Company extinguished $555,1793 of debt principal plus $1110,817 of accrued interest and incurred $6,155 in fees for the issuance of 1,570,710,494 shares as follows:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total

Oasis Capital LLC	14-Jan-21	132,565,384	$29,827	$-	$-	$29,827
Oasis Capital LLC	27-Jan-21	98,310,546	22,120	100	-	22,220
Oasis Capital LLC	10-Feb-21	155,422,101	41,964	-	-	41,964
GW Holdings Group LLC	2-Mar-21	20,203,797	10,000	-	-	10,000
Oasis Capital LLC	8-Mar-21	175,494,746	71,075	-	-	71,075
GW Holdings Group LLC	9-Mar-21	3,818,181	2,520	-	-	2,520
Trillium Partners LLC	3-Mar-21	86,508,841		37,039	1,025	38,064
Trillium Partners LLC	11-Mar-21	86,900,826	42,000	9,550	1,025	52,575
Trillium Partners LLC	17-Mar-21	89,695,455	58,000	174	1,025	59,199
Oasis Capital LLC	19-Mar-21	193,311,158	95,689	-	-	95,689
Oasis Capital LLC	6-Apr-21	203,298,776	91,484	-	-	91,484
Trillium Partners LLC	12-Apr-21	92,267,673	25,000	24,722	1,025	50,747
Oasis Capital LLC	26-Aprr-21	50,000,000	20,250	-	-	20,250
Oasis Capital LLC	6-Apr-21	50,000,000	20,250	-	-	20,250
Trillium Partners LLC	29-Apr-21	53,055,556	25,000	238	1,025	26,263
Trillium Partners LLC	5-May-21	80,857,455	-	38,9944	1,030	40,024

Totals		1,571,710,494	$555,179	$110,817	$6,155	$672,152

Conversion of Preferred stock

The Company issued 154,863,248 shares of common stock for the conversion of 34,700 shares of preferred stock as follows:

Trillium Partners LLC	23-Mar-21	49,871,795	20,370
Trillium Partners LLC	31-Mar-21	39,371,795	14,330

		89,243,590	34,700

Issuance of debt

Subsequent to December 31, 2020, the Company issued $125,000 of convertible debt as follows:

Creditor	Date Issued	Interest Rate	Maturity Date	Amount
Livingston Asset Management, LLC	1-Jan-21	10%	31-Oct-21	$25,000
Livingston Asset Management, LLC	1-Feb-21	10%	30-Nov-21	25,000
Livingston Asset Management, LLC	1-Mar-21	10%	31-Dec-21	25,000
Livingston Asset Management, LLC	1-Apr-21	10%	31-Jan-22	25,000
Livingston Asset Management, LLC	1-May-21	10%	28-Feb-21	25,000

				$125,000

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

Furthermore, on February 13, 2020, the Registrant engaged BF Borgers CPA PC as its new independent registered public accounting firm beginning with the period ended June 30, 2019. The change in the Registrant’s independent registered public accounting firm was approved by the board of directors. During the most recent fiscal year and through the date of this Current Report, neither the Registrant nor anyone on its behalf consulted with BF Borgers CPA PC regarding any of the following:

(i) The application of accounting principles to a specific transaction, either completed or proposed;

(ii) The type of audit opinion that might be rendered on the Registrant’s financial statements, and none of the following was provided to the Registrant:

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following information concerns the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal years ended December 31, 2019 and 2018; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal years ended December 31, 2020 and 2019 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2020.

Conrad R Huss, the Company’s principal executive officer and sole officer of the Company, received $60,000 and $0, respectively, for compensation during the fiscal years ended December 31, 2019 and 2018.

Mr. Huss replaced Everett M. Dickson as Chief Executive Officer in 2019. Everett M. Dickson was the Company’s principal executive officer and sole officer of the Company throughout all of 2018 and portions of 2019. He, received $52,000 and $120,000, respectively, for compensation during the fiscal years ended December 31, 2019 and 2018. Mr. Dickson also received 5,000,000 shares of its Series C Preferred stock for services rendered in 2018. The stock was valued based on the services performed for total non-cash expense of $120,000.

Director Compensation

The Company’s directors, including the Chairman of the Board, do not receive compensation for their services as such. The Registrant reimburses the directors for their reasonable out-of-pocket expenses for attending meetings of the Board of Directors.

Long-Term Incentive Plans

As of December 31, 2020, the Company had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers CPA PC served as our independent registered public accountants for the year ended December 31, 2020.

Audit Fees

For the Company’s fiscal years ended December 31, 2020 we were billed approximately $29,000 for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2020 and 2019.

Tax Fees

There were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning for the year ended December 31, 2020

All Other Fees

There were no other fees for services rendered by our independent auditors for the year ended December 31, 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

Exhibit Number	Title of Document	Location
2.1	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and US Highland, Inc., collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	(incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2018)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
3.2	By-laws	Incorporated by reference from Form SB-2 filed on December 27, 2006.
3.3	Series A Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed October 9, 2015.
3.4	Series B Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed November 23, 2015.
3.5	Series C Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.6	Series D Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.7	Series E Preferred Stock Designation	Incorporated herein by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
3.8	Amendment to Articles of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
4.1	Registration Rights Agreement, dated as of July 23, 2018, by and between Cruzani, Inc. and L2 Capital, LLC.	Incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2018
10.1	Stock Purchase Agreement, dated as of March 8, 2018, by and among the Company as buyer, TruFood Provisions Co., as the target, and Device Corp., as seller.	Incorporated by reference from the current report on Form 8-K filed March 14, 2018.
10.2	Equity Purchase Agreement, dated March 20, 2018	Incorporated by reference from the current report on Form 8-K filed March 22, 2018.
10.3	Form of Promissory Note by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.4	Form of Stock Purchase Agreement by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.5	Form of Warrant Agreement by and between the Company and Holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.6	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and the Company, collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
10.7	Registration Rights Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.
10.8	Equity Purchase Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.
21.1	Schedule of Subsidiaries	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
31*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
101.INS*	XBRL Instance Document**	**
101.SCH*	XBRL Extension Schema Document**	**
101.CAL*	XBRL Extension Calculation Linkbase Document**	**
101.DEF*	XBRL Extension Definition Linkbase Document**	**
101.LAB*	XBRL Extension Labels Linkbase Document**	**
101.PRE*	XBRL Extension Presentation Linkbase Document**	**

†	To be filed by amendment.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: June 2, 2021	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2021	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)