Form 10-K/A
period 2020-12-31
Cruzani, Inc.
filed 2021-06-14
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 (Amendment No. 1)

FORM 10-K/A

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

As of June 2, 2021, the registrant had 2,999,998,367 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

Cruzani Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on June 3, 2021 (the “Original Form 10-K”). The purpose of this Amendment is to amend the shares outstanding on the date of the filing as reported on the cover page. Initially, it was reported that there were 1,725,342,313 shares of common stock outstanding on the Original Form 10-K. The correct number is 2,998,998,367 and has been reflected in the Amendment. All other references to shares of common stock in the Original Form 10-K are accurate.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after June 3, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

CRUZANI, INC.

Date: June 14, 2021	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2021	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)