Form 10-Q
period 2021-03-31
Cruzani, Inc.
filed 2021-06-30
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-54624

CRUZANI, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4144571
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

211 Greenwood Avenue, 2-2, Unit 129, Bethel CT 06801
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2021, there were 3,526,654,771 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$326,400	$326,400
Accrued liabilities	1,110,282	1,150,820
Accrued officer compensation	322,000	292,000
Convertible Notes, net of discounts of $69,393 and $77,004, respectively	1,388,646	1,391,432
Derivative liabilities	2,246,072	2,140,159
Loans payable	254,500	254,500
Total Current Liabilities	5,647,900	5,555,311

Total Liabilities	5,647,900	5,555,311

Commitments and Contingencies (Note 9)	-	-

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Series E Preferred stock, 500,000 shares authorized, par value $0.01; 34,985 and 53,000 shares issued and outstanding; respectively	14,615	34,985
Series E Preferred stock to be issued	166,331	140,831

Common stock 3,000,000,000 shares authorized, $0.00001 par value; 2,431,147,111 and 1,339,044,282 shares issued and outstanding, respectively at March 31, 2021 and December 31, 2020	24,311	13,390
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	77,791,992	76,679,297
Accumulated deficit	(82,955,527)	(81,759,691)
Total Stockholders’ Deficit	(5,647,900)	(5,555,311)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Operating Expenses:
Compensation expense	30,000	30,000
Consulting fees	75,000	-
Professional fees	3,075	-
Total operating expenses	108,075	30,000

Loss from operations	(108,075)	(30,000)

Other Income (Expense):
Interest expense	(80,322)	(120,127)
Change in fair value of derivatives	(741,027)	19,938
Loss on legal settlement	(266,412)	-
Total other income (expense)	(1,087,761)	(100,188)

Income (loss) before provision for income taxes	(1,195,836)	(130,188)
Provision for income taxes	-	-

Net Income (Loss)	$(1,195,836)	$(130,188)

Basic income (loss) per share	$(0.00)	$0.00
Basic and diluted weighted average shares outstanding	1,743,035,161	297,041,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred Stock to be				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance December 31, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	1,339,044,281	$13,390	$76,679,297	$(773,500)	$(81,759,691)	$(5,555,310)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					1,042,231,035	10,422	1,092,823	-	-	1,103,246

Shares issued for extinguishment of Convertible Preferred stock									(20,370)	(20,370)			49,871,795	499	19,871	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,195,836)	(1,195,836)

Balance March 31, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	14,615	$14,615	-	$166,331	2,431,147,111	$24,311	$77,791,992	$(773,500)	$(82,955,527)	$(5,647,900)

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Deficit

For the Three months Ended March 31, 2020

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

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 3,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,195,836)	$(130,188)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivatives	741,027	(19,938)
Consulting notes	75,000	-
Expenses incurred on extinguishment of accrued interest	3,075	-
Loss on legal settlement	266,412	-
Debt discount amortization	52,611	35,547
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	27,711	84,580
Accrued officer compensation	30,000	30,000
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for extinguishment of debt and accrued interest	$423,133	$43,899
Common stock issued for extinguishment of Preferred stock	$20,370	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2021

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Organization and Business

Cruzani, Inc. (“Cruzani” or the “Company”) had been a franchise development company that built and represented popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2020 included on the Company’s Form 10-K. The results of the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2021 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2021. There is no effect on the accumulated deficit as the result of these reclassifications.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2021 and December 31, 2020.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of ($82,955,527). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	March 31, 2021	December 31, 2020
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Total		$254,500	$254,500

Above notes are past due as of the issuance of these financial statements.

NOTE 4 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of March 31, 2021:

	Date	Interest	Maturity
Creditor	Issued	Rate	Date	31-Mar-21	31-Dec-20

Travel Data Solutions	18-Nov-17	10%	30-Nov-19	$100,000	$100,000

GW Holdings Group, LLC	(1)	(1)	(1)	336,028	60,750

Travel Data Solutions	18-Jan-19	10%	31-Jan-20	25,000	25,000

Oasis Capital, LLC	(2)	(2)	(2)	509,411	1,020,086

Trillium Partners, LP	(3)	(3)	(3)	150,000	-

Livingston Asset Management, LLC	01-Apr-20	10%	31-Dec-20	25,000	25,000

Livingston Asset Management, LLC	01-May-20	10%	31-Jan-21	25,000	25,000

Livingston Asset Management, LLC	20-May-20	10%	20-Feb-21	10,000	10,000

Livingston Asset Management, LLC	01-Jun-20	10%	28-Feb-21	25,000	25,000

Livingston Asset Management, LLC	11-Jun-20	10%	10-Mar-21	1,100	1,100

Livingston Asset Management, LLC	01-Jul-20	10%	31-Mar-21	25,000	25,000

Livingston Asset Management, LLC	20-Jul-20	10%	20-Apr-21	4,500	4,500

Livingston Asset Management, LLC	01-Aug-20	10%	30-Apr-21	25,000	25,000

Livingston Asset Management, LLC	14-Aug-20	10%	14-May-21	9,500	9,500

Livingston Asset Management, LLC	24-Aug-20	10%	24-May-21	12,500	12,500

Livingston Asset Management, LLC	01-Sep-20	10%	30-Jun-21	25,000	25,000

Livingston Asset Management, LLC	01-Oct-20	10%	31-Jul-21	25,000	25,000

Livingston Asset Management, LLC	01-Nov-20	10%	31-Aug-21	25,000	25,000

Livingston Asset Management, LLC	01-Dec-20	10%	30-Sep-21	25,000	25,000

Livingston Asset Management, LLC	01-Jan-21	10%	31-Oct-21	25,000	-

Livingston Asset Management, LLC	01-Feb-21	10%	30-Nov-21	25,000	-

Livingston Asset Management, LLC	01-Mar-21	10%	31-Dec-21	25,000	-

Convertible notes payable- gross				$1,458,039	$1,468,436
Discount				(69,393)	$(77,004)
Convertible notes payable- net				$1,388,646	$1,391,432

(1): GW Holdings Corp.

See Note Ten- Loss on Legal Settlement for detail

(2): Summary of Oasis Capital LLC

Balance at December 31, 2020	$1,020,086
Less: conversions of debt	(260,675)
Sale of debt to Trillium Partners, LP	(250,000)
Balance at March 31, 2021	$509,411

(3) Summary of Trillium Partners, LLC

Balance at December 31, 2020	$-
Add: Purchase of debt from Oasis Capital, LLC	250,000
Less: Conversions	(100,000)

Balance at March 31, 2021	$150,000

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2020	$2,140,159
Derivative liability incurred on new issuances	45,000
Derivative liability extinguished on conversions	(680,113)
Change in fair value of derivative liability	741,027
Balance at March 31, 2021	$2,246,072

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

The following table shows the assumptions used in the calculations of its derivatives:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At December 31, 2020	251.93%	.62%	0%	0.25 – 0.75
At March 31, 2021	330.14%	.62%	0%	0.25 – 0.75

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

Range of Exercise Prices	Number Outstanding 3/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	2.94 years	$0.0011

NOTE 7 – COMMON STOCK

During the three months ended March 31, 2021, the Company issued 1,092,102,838 shares of common stock as follows:

During the three months ended March 31, 2021, the Company issued 1,042,231,035 shares of common stock for the extinguishment of convertible debt as follows:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total

Oasis Capital LLC	14-Jan-21	132,565,384	$29,827	$-	$-	$29,827
Oasis Capital LLC	27-Jan-21	98,310,546	22,120	100	-	22,220
Oasis Capital LLC	10-Feb-21	155,422,101	41,964	-	-	41,964
GW Holdings Group LLC	02-Mar-21	20,203,797	10,000	-	-	10,000
Oasis Capital, LLC	08-Mar-21	175,494,746	71,075	-	-	71,075
GW Holdings Group LLC	09-Mar-21	3,818,181	2,520	-	-	2,520
Trillium Partners LP	03-Mar-21	86,508,841	-	37,039	1,025	38,064
Trillium Partners LP	12-Mar-21	86,900,826	42,000	9,550	1,025	52,575
Trillium Partners LP	19-Mar-21	89,695,455	58,000	174	1,025	59,199
Oasis Capital LLC	19-Mar-21	193,311,158	95,689	-	-	95,689
Total issuances		1,042,231,035	373,195	$46,863	$3,075	$423,133

The Company issued 49,871,795 shares for the extinguishment of Series E Preferred stock as follows:

			Shares of Series
	Date of	Shares common	E Preferred stock
Preferred Stockholder	Conversion	Stock issued	converted
Trillium Partners, LP	25-Mar-21	49,871,795	20,370
		49,871,795	20,370

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of March 31, 2021, and December 31, 2020, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of March 31, 2021, and December 31, 2020, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of March 31, 2021, and December 31, 2020, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of March 31, 2021, and December 31, 2020, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000.During th4e first quarter of Fiscal 2021, Geneva sold their position to Trillium Partners, LP (“Trillium”) On March 25, 2021, Trillium converted 20,370 shares of Sereies E preferred stock into 49,871,795 shares of common stock. As of March 31, 2021, and December 31, 2019, there are 14,615 and 34,985 shares of Series E preferred stock outstanding, respectively. On April 6, 2021, Trillium converted the remainder of its outstanding Series E preferred stock into 39,371,795 shares of common stock. As of the date of this report, there are no shares of Series E Preferred stock outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement provides for a salary of $10,000 per month. As of March 31, 2021, $322,000 has been credited to accrued compensation.

NOTE 10 – LOSS ON LEGAL SETTLEMEENT

On February 16, 2021, the Company received notice that a default judgment had been entered against it in the Southern District of New York. The total amount of the judgment was for $348,548. The Company incurred a loss on the settlement as follows:

		Accrued
Date of Note	Note	Interest	Total
17-May-16	$24,000	$11,106	$35,106
16-Mar-18	36,750	10,280	47,030

	$60,750	$21,386	$82,136

Total settlement amount	$348,548
Balance	$82,136
$266,412

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2021 and December 31, 2019.

NOTE 12 – SUBSEQUENT EVENTS

Issuance of shares of common stock

Subsequent to March 31, 2021, the Company issued 1,095,507,658 shares for the extinguishment of $388,904 of principal interest on debt, 76,604 of accrued interest, $14,615 of Preferred stock Series E and $4,110 in fees as follows below:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total

Oasis Capital LLC	6-Apr-21	203,298,776	91,484	-	-	91,484
Trillium Partners, LP	12-Apr-21	92,267,673	25,000	24,722	1,025	50,747
Oasis Capital LLC	26-Apr-21	50,000,000	20,250	-	-	20,250
Oasis Capital LLC	4-May-21	50,000,000	20,250	-	-	20,250
Trillium Partners, LP	29-Apr-21	53,055,556	25,000	238	1,025	26,263
Trillium Partners, LP	5-May-21	80,857,455	-	38,994	1,030	40,024
Oasis Capital LLC	22-Jun-21	296,999,838	106,920			106,920
Trillium Partners, LP	22-Jun-21	229,656,566	100,000	12,650	1,030	113,680

Totals		1,056,135,863	$388,904	$76,604	$4,110	$469,619

			Preferred
Preferred stockholder	Date	Shares	Stock
Trillium Partners, LP	06-Apr-21	39,371,795	14,615

Total shares		1,095,507,658

Issuance of Convertible debt

Subsequent to March 31, 2021, the  Company issued $75,000 in notes for consulting services.

Reincorporation in State of Wyoming

On June 21, 2021, the Company received approval from the State of Wyoming to reincorporate in that state and increase its authorized share count to 10,000,000,000.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Compensation Expense

Compensation expense for the three months ended March 31, 2021 and March 31, 2020 was $30,000 due to Chief Executive Officer compensation.

Consulting Expense

Consulting expense for the three months ended March 31, 2021 and March 31, 2020 was $30,000 and $-0-. A consulting contract was signed effective April 1, 2020. For a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

Professional Fees

Professional fees for the three months ended March 31, 2021 were $3,075 compared to $-for the three months ended March 31, 2020. Expenses incurred in the current period were associated with the conversion of debt.

Other (Expense)

Total other expense of $(1,087,761) for the three months ended March 31, 2021 consists of interest expense of ($80,322), which includes $52,611 of debt discount amortization. Additionally, there was a loss on change in fair value of derivatives of ($741,027) and a ($266,412) loss on a legal settlement . Total expense of $(100,188) for the three months ended March 31, 2020, was comprised of interest expense of $120,127, which includes $35,547 of debt discount amortization offset by a loss on gain in fair value of derivatives of $19,938.

Net Loss

The Company had a net loss of ($1,195,836) for the three months ended March 31, 2021, as compared to a net loss of ($130,188) for the three months ended June 30, 2020.

Quarterly Developments

None.

Significant Developments

None

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of ($82,955,527). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2021.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2021 and December 31, 2018. The management is having discussions with respect to the timing and structure of the settlement.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On July 11, 2018, the Company filed a motion to dismiss which was granted by the court on March 13, 2019. See Note 10- in Notes to Financial Statements for details of current status.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended, March 31, 2021, there were issuances of unregistered sales of equity as follows:

Recipient of shares	Date	Shares

Oasis Capital LLC	14-Jan-21	132,565,384
Oasis Capital LLC	27-Jan-21	98,310,546
Oasis Capital LLC	10-Feb-21	155,422,101
GW Holdings Group LLC	02-Mar-21	20,203,797
Oasis Capital, LLC	08-Mar-21	175,494,746
GW Holdings Group LLC	09-Mar-21	3,818,181
Trillium Partners LLC	10-Mar-21	86,508,841
Trillium Partners LLC	12-Mar-21	86,900,826
Trillium Partners LLC	19-Mar-21	89,695,455
Oasis Capital LLC	19-Mar-21	193,311,158
Trillium Partners LLC	25-Mar-21	49,871,795

		1,092,102,830

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
31	Section 302 Certification of Principal Executive Officer, Principal Financial and Accounting Officer*
32	Section 906 Certification of Principal Executive Officer, Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

*	filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: June 30, 2021	By:	Conrad Huss
	Name:	Conrad Huss
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)