Form 10-Q
period 2021-06-30
Cruzani, Inc.
filed 2021-08-16
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 16, 2021, there were 4,594,521,642 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$326,400	$326,400
Accrued liabilities	1,114,002	1,150,820
Accrued officer compensation	352,000	292,000
Convertible Notes, net of discounts of $69,993 and $77,004, respectively	1,045,319	1,391,432
Derivative liabilities	-	2,140,159
Put premium on stock settled debt	656,730	-
Loans payable	254,500	254,500
Total Current Liabilities	3,748,950	5,555,311

Total Liabilities	3,493,098	5,555,311

Commitments and Contingencies (Note 12)	-	-

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Series E Preferred stock, 500,000 shares authorized, par value $0.01; - and 34,985 shares issued and outstanding; respectively	-	34,985
Series E Preferred stock to be issued	166,331	140,831

Common stock 3,000,000,000 shares authorized, $0.00001 par value; 3,701,732,545 and 1,339,044,282 shares issued and outstanding, respectively at June 30, 2021 and December 31, 2020	37,017	13,390
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	78,970,365	76,679,297
Accumulated deficit	(82,233,041)	(81,759,691)
Total Stockholders’ Deficit	(3,493,098)	(5,555,311)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2021	2020

Operating Expenses:
Compensation expense	30,000	30,000
Consulting fees	75,000	75,000
General and administrative expenses	5,135	4,000
Professional fees	39,000	11,100
Total operating expenses	149,135	120,100

Loss from operations	(149,135)	(120,100)

Other Income (Expense):
Interest expense	(124,070)	(97,240)
Change in fair value of derivatives	-	(115,108)
Gain on new methodology for accounting for debt conversion features	995,692	-
Total other income (expense)	871,261	(212,348)

Income (loss) before provision for income taxes	722,486	(212,348)
Provision for income taxes	-	-

Net Income (Loss)	$722,486	$(332,448)

Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$0.00	$(0.00)
Basic weighted average shares outstanding	2,937,156,538	303,870,323
Diluted weighted average shares outstanding	6,891,790,621	303,870,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Operating Expenses:
Compensation expense	60,000	60,000
Consulting fees	150,000	75,000
General and administrative expenses	8,210	4,000
Professional fees	39,000	11,100
Total operating expenses	257,210	150,100

Loss from operations	(257,210)	(150,100)

Other Income (Expense):
Interest expense	(204,392)	(217,367)
Change in fair value of derivatives	(741,027)	(95,169)
Loss on debt litigation	(266,412)
Gain on new methodology for accounting for debt conversion features	995,692	-
Total other income (expense)	(216,140)	(312,356)

Loss before provision for income taxes	(473,350)	(462,636)
Provision for income taxes	-	-

Net Income (Loss)	$(473,350)	$(462,636)

Basic income (loss) per share	$(0.00)	$(0.00)
Basic weighted average shares outstanding	2,340,048,882	310,698,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2021

(Unaudited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance December 31, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	1,339,044,281	$13,390	$76,679,297	$(773,500)	$(81,759,691)	$(5,555,310)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					1,042,231,035	10,422	1,092,823	-	-	1,103,246

Shares issued for extinguishment of Convertible Preferred stock									(20,370)	(20,370)			49,871,795	499	19,871	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,195,836)	(1,195,836)

Balance March 31, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	14,615	$14,615	-	$166,331	2,431,147,111	$24,311	$77,791,992	$(773,500)	$(82,955,527)	$(5,647,900)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					1,231,213,640	12,312	1,163,128	-	-	1,175,440

Shares issued for extinguishment of Convertible Preferred stock									(14,615)	(14,615)			39,371,795	394	15,246	-	-	1,025

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	722,486	722,486

Balance, June 30, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	-	-	-	$166,331	3,701,732,545	$37,017	$78,970,365	$(773,500)	$(82,233,041)	$(3,748,949)

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six months Ended June 30, 2020

(Unaudited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance December 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985		$166,331	297,041,945	$2,970	$75,958,049	$(773,500)	$(79,575,663)	$(4,102,950)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(130,188)	(130,188)

Balance March 31, 2020	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	34,985	34,985	-	166,331	297,041,945	2,970	75,958,049	(773,500)	(79,705,850)	(4,233,138)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					73,343,869	733	31,998	-	-	32,731

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(332,448)	(332,448)

Balance, June 30, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	370,385,814	$3,704	$75,990,047	$(773,500)	$(80,038,298)	$(4,532,854)

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(473,350)	$(462,636)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivatives	741,027	95,169
Gain on new methodology for accounting for debt conversion features	(995,692)	-
Consulting notes	150,000	75,000
Expenses incurred on extinguishment of convertible debt and accrued interest	8,210	4,000
Loss on legal settlement	266,412	-
Debt discount amortization	100,358	46,864
Reconciliation of debt balances	(4,000)	-
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	108,034	170,503
Accrued officer compensation	60,000	60,000
Net Cash Used in Operating Activities	(39,000)	(11,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes issued for cash	39,000	11,100
Net Cash Provided by Financing Activities	39,000	11,100

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for extinguishment of debt and accrued interest	$955,779	$32,732
Common stock issued for extinguishment of Preferred stock	$34,985	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2021

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Organization and Business

Cruzani, Inc. (“Cruzani” or the “Company”) had been a franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, the Company exited the recreational power sports OEM and leisure activity vehicles markets.

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc.

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, on February 7, 2019, effective as of December 31, 2018, the Company terminated the Asset Purchase Agreement with Supreme Sweets Inc. and 2498411 Ontario, Inc, by written notice to the Seller, and the Company unwound the transaction. The $339,813 of capital injected into Oventa, Inc was written off as uncollectable as of June 30, 2021.

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2020 included on the Company’s Form 10-K. The results of the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2021 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2021. There is no effect on the accumulated deficit as the result of these reclassifications.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2021 and December 31, 2020.

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the note date with a charge to interest expense in accordance with ASC 480 - “Distinguishing Liabilities from Equity”.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of ($82,233,041). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	June 30, 2021	December 31, 2020
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Total		$254,500	$254,500

Above notes are past due as of the issuance of these financial statements.

NOTE 4 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of June 30, 2021 and December 31, 2020:

	Date	Interest	Maturity
Creditor	Issued	Rate	Date	30-Jun-21	31-Dec-20
Travel Data Solutions, Inc.	18-Nov-17	10%	30-Nov-19	$100,000	$100,000
(1) GW Holdings Group	(1)	(1)	(1)	273,000	60,750
Travel Data Solutions, Inc.	18-Jan-19	10%	31-Jan-20	25,000	25,000
Oasis Capital, LLC (See Note 5)	(2)	(2)	(2)	266,507	1,020,086
Trillium Partners, LP	(3)	(3)	(3)	-	-
Livingston Asset Management, LLC	1-Apr-20	10%	31-Dec-20	25,000	25,000
Livingston Asset Management, LLC	1-May-20	10%	31-Jan-21	25,000	25,000
Livingston Asset Management, LLC	20-May-20	10%	20-Feb-21	10,000	10,000
Livingston Asset Management, LLC	1-Jun-20	10%	10-Mar-21	25,000	25,000
Livingston Asset Management, LLC	11-Jun-20	10%	01-Feb-21	1,100	1,100
Livingston Asset Management, LLC	1-Jul-20	10%	31-Mar-21	25,000	25,000
Livingston Asset Management, LLC	20-Jul-20	10%	20-Apr-21	4,500	4,500
Livingston Asset Management, LLC	1-Aug-20	10%	30-Apr-21	25,000	25,000
Livingston Asset Management, LLC	14-Aug-20	10%	14-May-21	9,500	9,500
Livingston Asset Management, LLC	24-Aug-20	10%	24-May-21	12,500	12,500
Livingston Asset Management, LLC	1-Sep-20	10%	30-Jun-21	25,000	25,000
Livingston Asset Management, LLC	1-Oct-20	10%	31-Jul-21	25,000	25,000
Livingston Asset Management, LLC	1-Nov-20	10%	30-Aug-21	25,000	25,000
Livingston Asset Management, LLC	1-Dec-20	10%	30-Sep-21	25,000	25,000
Livingston Asset Management, LLC	1-Jan-21	10%	31-Oct-21	25,000	-
Livingston Asset Management, LLC	1-Feb-21	10%	30-Nov-21	25,000	-
Livingston Asset Management, LLC	1-Mar-21	10%	31-Dec-21	25,000	-
Trillium Partners, LP	24-Mar-21	10%	31-Dec-21	17,000	-
Livingston Asset Management, LLC	1-Apr-21	10%	31-Jan-22	25,000	-
Livingston Asset Management, LLC	1-May-21	10%	28-Feb-22	25,000	-
Trillium Partners, LP	25-May-21	12%	25-May-22	22,000	-
Livingston Asset Management, LLC	1-Jun-21	10%	31-Mar-22	25,000	-

Convertible notes payable-Gross				$1,116,107	$1,468,436
Less: discount				(70,788)	(77,004)
Convertible notes payable-net				$1,045,319	$1,391,432

As of June 30, 2021, if fully converted, the convertible debt would be convertible into 1,817,485,550 shares of common stock

(1) GW Holdings Group

Balance after settlement	$348,548
Conversions	(75,548)

Remaining balance at 6/30/21	$273,000

(2) Oasis Capital, LLC

Balance at 12/31/20	$1,020,086
Conversions	(503,579)
Total sold to Trillium Partners LP	(250,000)

Remaining balance at 6/30/21	$266,507

(3) Trillium Partners, LP

Debt purchased from Oasis Capital, LLC	$250,000
Conversions	(250,000)

Remaining balance at 6/30/21	$-

NOTE 5 – CONTINGENCY ARISING INDEBTEDNESS OWED TO OASIS CAPITAL, LLC

A  contingency arises when there is a situation for which the outcome is uncertain, and which should be resolved in the future, Generally Accepted Accounting Principles require recognition of only those losses that are probable and for which a loss amount can be reasonably estimated.

The following details the nature of the contingency with Oasis Capital LLC (“Oasis”). In the normal course of its business, Oasis files notices to convert (“conversion notices”) a portion of its outstanding ownership of the Company’s indebtedness into shares of common stock. As a customary procedure for the annual audit for the period ended December 31, 2020, the Company’s auditors confirmed its outstanding balance of the indebtedness and related accrued interest. During the quarter ended June 30, 2021, Oasis submitted one such conversion which stated that the outstanding indebtedness was far greater than that which was on the Company’s books. The total amount of the increased indebtedness was approximately $1.3 million. After investigation, the Company determined that the difference related to liquidated damages that the Company does not believe that it owes.

Since the Company believes that the loss is not probable and no litigation has been pursued at this time, there has been no recognition of this liability on the books and records of the Company.

NOTE 6 – PUT PREMIUM ON STOCK SETTLED DEBT

At the end of the quarter ended June 30, 2021, the Company decided to adopt ASC 480- “ Distinguishing Liabilities from Equity.” When the enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the note date with a charge to interest expense.

In previous quarters, the Company had recorded such items as derivative liabilities (See Note seven). Thusly, there was a charge to put premium on stock settled debt and a decrease to derivative liability. On a going-forward basis, all put premiums will be charged to interest expense.

Put premium at June 30, 2021 was as follows:

Put premium on stock settled debt
Transfer from derivative liability	$1,634,278
Gain on new methodology for accounting for debt conversion features	(1,251,700)
Balance, June 30, 2021	$382,578

Put premium on stock settled debt by individual note is as follows:

					Put premium on
	Date	Maturity		Discount	stock settled
Creditor	Issued	Date	30-Jun-21	Percentage	debt

Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	-	$-
GW Holdings Group	Various	Various	273,000	45%	223,364
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	25,000	-	-
Oasis Capital, LLC	Various	Various	266,507	45%	218,052
Livingston Asset Management, LLC	1-Apr-20	31-Dec-20	25,000	30%	10,714
Livingston Asset Management, LLC	1-May-20	31-Jan-21	25,000	30%	10,714
Livingston Asset Management, LLC	20-May-20	20-Feb-21	10,000	50%	10,000
Livingston Asset Management, LLC	1-Jun-20	10-Mar-21	25,000	30%	10,714
Livingston Asset Management, LLC	11-Jun-20	01-Feb-21	1,100	50%	1,100
Livingston Asset Management, LLC	1-Jul-20	31-Mar-21	25,000	30%	10,714
Livingston Asset Management, LLC	20-Jul-20	20-Apr-21	4,500	50%	4,500
Livingston Asset Management, LLC	1-Aug-20	30-Apr-21	25,000	30%	10,714
Livingston Asset Management, LLC	14-Aug-20	14-May-21	9,500	50%	9,500
Livingston Asset Management, LLC	24-Aug-20	24-May-21	12,500	50%	12,500
Livingston Asset Management, LLC	1-Sep-20	30-Jun-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Oct-20	31-Jul-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Nov-20	30-Aug-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Dec-20	30-Sep-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Jan-21	31-Oct-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Feb-21	30-Nov-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Mar-21	31-Dec-21	25,000	30%	10,714
Trillium Partners, LP	24-Mar-21	31-Dec-21	17,000	50%	17,000
Livingston Asset Management, LLC	1-Apr-21	31-Jan-22	25,000	30%	10,714
Livingston Asset Management, LLC	1-May-21	28-Feb-22	25,000	30%	10,714
Trillium Partners, LP	25-May-21	25-May-22	22,000	0%	-
Livingston Asset Management, LLC	1-Jun-21	31-Mar-22	25,000	30%	10,714

Put premium on stock settled debt					$656,730

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Derivative liability at March 31, 2021	$2,246,072
Less; conversions	(642,794)
Add: new debt issuances	49,143
Transfer to put premium	(1,652,421)
Derivative liability at June 30, 2021	$-

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

NOTE 8 – COMMON STOCK

Reincorporation in State of Wyoming

On June 21, 2021, the Company received approval from the State of Wyoming to reincorporate in that state and increase its authorized share count to 10,000,000,000.

During the six months ended June 30, 2021, the Company issued 2,273,444,675 shares of common stock for the extinguishment of convertible debt as follows:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total

Oasis Capital LLC	14-Jan-21	132,565,384	$29,827	$-	$-	$29,827
Oasis Capital LLC	27-Jan-21	98,310,546	22,120	100	-	22,220
Oasis Capital LLC	10-Feb-21	155,422,101	41,964	-	-	41,964
GW Holdings Group LLC	02-Mar-21	20,203,797	10,000	-	-	10,000
Oasis Capital, LLC	08-Mar-21	175,494,746	71,075	-	-	71,075
GW Holdings Group LLC	09-Mar-21	3,818,181	2,520	-	-	2,520
Trillium Partners LLC	10-Mar-21	86,508,841	-	37,039	1,025	38,064
Trillium Partners LLC	12-Mar-21	86,900,826	42,000	9,550	1,025	52,575
Trillium Partners LLC	19-Mar-21	89,695,455	58,000	174	1,025	59,199
Oasis Capital LLC	19-Mar-21	193,311,158	95,689	-	-	95,689
Oasis Capital LLC	06-Apr-21	203,298,776	91,484	-	-	91,484
Trillium Partners, LP	12-Apr-21	92,267,673	25,000	24,722	1,025	50,747
Oasis Capital LLC	26-Apr-21	50,000,000	20,250	-	-	20,250
Oasis Capital LLC	04-May-21	50,000,000	20,250	-	-	20,250
Trillium Partners, LP	29-Apr-21	53,055,556	25,000	238	1,025	26,263
Trillium Partners, LP	05-May-21	80,857,455	-	38,994	1,030	40,024
Oasis Capital LLC	22-Jun-21	296,999,838	106,919	-	-	106,919
Trillium Partners, LP	22-Jun-21	229,656,566	100,000	12,650	1,030	113,680
GW Holdings Group Inc	30-Jun-21	175,077,777	63,028	-	-	63,028

Total		2,273,444,675	$825,127	$123,467	$7,185	$955,779

The Company issued shares for the extinguishment of Series E Preferred stock as follows:

			Preferred	Accrued
Recipient of shares	Date	Shares	stock	Dividend	Fees	Total

Trillium Partners LLC	25-Mar-21	49,871,795	$20,370	$-	$-	$20,370
Trillium Partners LLC	6-Apr-21	39,371,795	14,330	-	-	14,330
		89,243,590	$34,700	$-	$-	$34,700

NOTE 9 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of June 30, 2021, and December 31, 2020, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of June 30, 2021, and December 31, 2020, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of June 30, 2021, and December 31, 2020, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of June 30, 2021, and December 31, 2020, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000.During th4e first quarter of Fiscal 2021, Geneva sold their position to Trillium Partners, LP (“Trillium”) On March 25, 2021, Trillium converted 20,370 shares of Series E preferred stock into 49,871,795 shares of common stock. As of June 30, 2021, and December 31, 2020, there are -0-and 34,985 shares of Series E preferred stock outstanding, respectively.

As of June 30, 2021, all classes of convertible preferred stock were convertible into 2,137,148,533 shares of common stock.

NOTE 10 – RELATED PARTY TRANSACTIONS

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement provides for a salary of $10,000 per month. As of June 30, 2021, $352,000 has been credited to accrued compensation.

NOTE 11 – LOSS ON DEBT LITIGATION

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
$266,412

NOTE 12 – GAIN ON NEW METHODOLOGY FOR ACCOUNTING FOR DEBT CONVERSION FEATURES

The Company changed its accounting for the methodology for debt conversion features as stated in Note 6- Put premium on stock settled debt. An one-time gain of $955,692 was recorded in regards to the transition.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2021 and December 31, 2020.

NOTE 14 – COVID-19

The Company, like all enterprises, is currently dealing with the impact of COVID-19 on future prospects. Recent events such as the vaccinations mitigate, but do not eliminate, the possible adverse consequences to the domestic and international economies. Recent increases in the Delta Variant of COVID-19 have resulted in greater infections and its ultimate impact cannot be ascertained

NOTE 15 – IMPACT OF CLIMATE CHANGE

The Financial Stability Board created the Task Force on Climate-related Financial Disclosures (TCFD) to improve and increase reporting of climate-related financial information. The TCFD requires that the impact of climate change upon risk assessment, capital allocation and strategic planning be discussed.

At this time, the impact cannot be determined.

NOTE 16 – SUBSEQUENT EVENTS

Issuance of shares of common stock

Subsequent to June 30, 2021, the Company issued 1,017,789,094 shares for the extinguishment of $353,000 of principal interest on debt, 104,877 of accrued interest, and $2,060 in fees as follows below:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total

GW Holdings Group Inc	2-Jul-21	61,666,666	$22,200	$-	$-	$22,200
Trillium Partners LP	6-Jul-21	348,195,964	86,000	104,478	1,030	191,508
Trillium Partners LP	13-Jul-21	209,870,909	114,000	399	1,030	115,429
GW Holdings Group Inc	14-Jul-21	85,555,555	30,800	-	-	30,800
GW Holdings Group Inc	19-Jul-21	187,500,000	60,000	-	-	60,000
GW Holdings Group Inc	27-Jul-21	125,000,000	40,000	-	-	40,000

Total		1,017,789,094	$353,000	$104,877	$2,060	$459,937

Issuance of Convertible debt

Subsequent to June 30, 2021, the  Company issued $50,000 in notes for consulting services.

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

Plan of Operations

Cruzani is currently evaluating various enterprises for its new business model.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2021

Compensation Expense

Compensation expense for the three months ended June 30, 2021 and June 30, 2020 was $30,000 due to Chief Executive Officer compensation.

Consulting Expense

Consulting expense for the three months ended June 30, 2021 and June 30, 2020 was $75,000 and $75,000. A consulting contract was signed effective April 1, 2020. For a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 were $5,135 compared to $4,000 for the three months ended June 30, 2020. Expenses incurred were associated with the conversion of debt and preferred stock

Professional fees

Professional fees for the three months ended June 30, 2021 were $39,000 compared to $11,100 for the three months ended June 30, 2020. The increase in expenses were due to greater accounting, and legal expenses and expenses paid to reincorporate in the State of Wyoming.

Other Income (Expense)

Total other income (expense) of $871,621 for the three months ended June 30, 2021 consists of gain on new methodology for accounting for debt conversion features of $995,692 offset by interest expense of ($124,070), which includes $47,747 of debt discount amortization. Total expense of $(212,348) for the three months ended June 30, 2020, was comprised of interest expense of $97,240, which includes $35,547 of debt discount amortization and a loss on fair value of derivatives of ($115,108).

Net Income (Loss)

The Company had net income of $722,486 for the three months ended June 30, 2021, as compared to a net loss of ($332,448) for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2021

Compensation Expense

Compensation expense for the six months ended June 30, 2021 and June 30, 2020 was $60,000 due to Chief Executive Officer compensation.

Consulting Expense

Consulting expense for the six months ended June 30, 2021 and June 30, 2020 was $150,000 and $75,000. A consulting contract was signed effective April 1, 2020. For a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 were $8,210 compared to $4,000 for the six months ended June 30, 2020. Expenses incurred were associated with the conversion of debt and preferred stock.

Professional fees

Professional fees for the six months ended June 30, 2021 were $39,000 compared to $11,100 for the six months ended June 30, 2020. The increase in expenses were due to greater accounting, and legal expenses and expenses paid to reincorporate in the State of Wyoming.

Other Income (Expense)

Total other income (expense) of ($216,140) for the six months ended June 30, 2021 consists of gain on new methodology for accounting for debt conversion features of $995,692 offset by a) interest expense of ($204,392), which includes $100,358 of debt discount amortization; b) change in fair values of derivatives of $741,027, and c) loss on debt litigation of $266,412. (See Note 10 above for more detail) . Total expense of $(312,356) for the six months ended June 30, 2020, was comprised of interest expense of $(217,367), which includes $46,864 of debt discount amortization and a loss on fair value of derivatives of ($95,169).

Net Loss

The Company had a net loss of $(473,350) for the six months ended June 30, 2021, as compared to a net loss of ($462,636) for the six months ended June 30, 2020.

Quarterly Developments

None.

Significant Developments

None

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $(82,233,041). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2021.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2021 and December 31, 2018. The management is having discussions with respect to the timing and structure of the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note Eight above for all unregistered sales of equity during the six months ended June 30, 2021.

Recipient of shares	Date	Shares

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
31	Section 302 Certification of Principal Executive Officer and Financial Officer*
32	Section 906 Certification of Principal Executive Officer and Financial Officer*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: August 16, 2021	By:	Conrad Huss
	Name:	Conrad Huss
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)