Form 10-K
period 2021-12-31
Cruzani, Inc.
filed 2022-04-25
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-38392

CRUZANI, INC.

(Exact name of registrant as specified in its charter)

Wyoming	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Greenwood Avenue, 2-2, Unit 129, Bethel CT	06801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 893-1112

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-b2 of the Exchange Act). Yes ☐   No ☒

As of April 22, 2022, the registrant had 8,492,796,257 shares of common stock issued and outstanding.

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

On June 21, 2021, the Company received approval from the State of Wyoming to reincorporate in that state and increase its authorized share count to 10,000,000,000. On March 6, 2022, the Company received permission to increase its authorized share count to 20,000,000,000

ii

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

Our Business

Cruzani, Inc. (“Cruzani” or the “Company”) is currently reassessing its business model. As such, the Company wrote off its existing assets and cash is now our only asset. We are currently evaluating various options to go forward.

Facilities

The Company currently has no ownership or leases of property. The Company’s business mailing address is 211 Greenwood Avenue, 2-2, Unit 129, Bethel CT 06801

Employees

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our potential customers in whatever business we choose to operate in. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, such as that which has currently impacted the Ukraine, public health issues, such as the recent outbreak of coronavirus (COVID-19), and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments or decrease access to financing which would harm our business.

Because insiders control our activities, that may cause us to act in a manner that is most beneficial to them and not to outside shareholders which could cause us not to take actions that outside investors might view favorably.

We have a super-voting preferred stock outstanding which gives great control over our operations to a select group of individuals.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2021 and 2020. The management is having discussions with respect to the timing and structure of the settlement.

On June 20, 2018, GW Holdings Group, Inc. (“GW”) filed a lawsuit against the Company, in which GW alleges that the Company breached two Stock Purchase Agreements that GW entered into with the Company. On February 16, 2021, the Company received notice that a default judgment had been entered against it in the Southern District of New York. The total amount of the judgment was for $348,548. Currently, GW has converted its entire position and there is no outstanding indebtedness.

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

Registered Holders

As of the date of this report, there were 114 record holders of our common stock and 8,490,963,483 shares were in the public float

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2021, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. RESERVED

NONE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Compensation Expense

Compensation expense for the twelve months ended December 31, 2021 and 2020 was $120,000. This is for the base salary of our Chief Executive, Conrad R. Huss

Consulting Expense

Consulting expenses were $300,000 for the year ended December 31, 2021 compared to $225,000 for the year ended December 31, 2020. The $75,000 increase was due to the fact that the consulting contract was outstanding for the entire twelve months while it was outstanding only for nine months during 2020.

On November 1, 2021, the Company signed a new consulting agreement with Frondeur Partners, LLC, a Nevada entity, to provide consulting services for a term lasting one year for a fee of $25,000 per month. The contract will renew automatically each year unless either party decides to terminate. Services to be provided include:

a)	Preparation of financial statements

b)	Preparation of SEC Reporting

- Quarterly reporting

- Annual reporting

- Form 8-Ks

c)	Interaction with firm’s auditors

d)	Evaluation of merger partners

- Financial modelling

- Transaction negotiation

e)	Any other needed financial service

General and Administrative Expenses

General and Administrative expenses were $43,769 for the year ended December 31, 2021 compared to $272,324 for the year ended December 31, 2020. The decrease was principally due to a Debt reconciliation was $257,324. Upon reconciling the balances of amounts owed to Oasis Capital, LLC, it was determined that the balance was understated by $257,324. This correction was made in the fourth quarter of 2020.

Professional Fees

Professional fees for the year ended December 31, 2021 were $39,000 compared to $48,325 for the year ended December 31, 2020. Professional fees consist mostly of legal, accounting and audit fees.

Other Income (Expense)

Other Income (expense) for the year ended December 31 2021 was ($1,050,379) compared to ($1,775,704) for the year ended December 31, 2020. The break-out of Other Income (Expense) is as follows;

	2021	2020	Difference
Interest expense	$(1,038,632)	$(611,789)	$(426,853)
Change in fair value of derivative liabilities	(741,027)	(1,837,933)	1,096,906
Loss on debt litigation (See Note 11)	(266,412)	-	(266,412)
Debt reconciliation	-	(257,324)	257,324
Gain on new methodology for accounting for debt conversion features	995,692	-	995,692
Gain on extinguishment of debt and accrued interest	-	931,342	(931.342)
Total	$(1,050,379)	$(1,775,704)	$725,325

Interest expense was greater by $426,853 in 2021 due to increased debt levels and interest expense arising from the write-off of the third-party debt and lower amortization of debt discount.

Change in fair value of derivative liabilities was approximately $1.1 million improved as convertible debt instruments are now recorded as put premium on stock settled debt.

Net Loss

The Company had a net loss of ($1,553,148) for the year ended December 31, 2021, as compared to ($2,184,029) for the year ended December 31, 2020. Of the loss in 2021, approximately ($500,000) was due to operations and the remainder was due primarily to interest expenses, derivative expenses on convertible debt, partially offset by the gain on new methodology for accounting for debt conversion features

Liquidity and Capital Resources

For the year ended December 31, 2021, we used $65,289 in operating activities compared to $37,600 used in the prior year.

For the year ended December 31, 2021, we generated $71,000 through financing activities compared to $37,600 in the year ended December 31, 2020. The increase in funds was due greater funds from financings as the Company evaluates its operating options.

The Company currently owes $254,400 on notes payable, all of which are in default, and $857,483 for outstanding convertible notes. The majority of the notes payable are in default.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of approximately $83 million, and a net loss for the year ended December 31, 2021 of $1.5 million. Of the loss, approximately $500,000 was due to operations and the remainder was due primarily to interest expense, the write-off of receivables and the loss on the issuance of preferred stock, partially offset by the gain on extinguishment of debt. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cruzani, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

April 22, 2022

PCAOB ID 5041.

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Audited)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$5,711	$-

Total Assets	$5,711	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$326,400	$326,400
Accrued liabilities	1,142,563	1,150,820
Accrued officer compensation	412,000	292,000
Convertible Notes, net of discounts of $69,993 and $77,004, respectively	609,600	1,391,432
Derivative liabilities	-	2,140,159
Put premium on stock settled debt	226,314	-
Loans payable	254,500	254,500
Total Current Liabilities	2,971,377	5,555,311

Total Liabilities	2,971,377	5,555,311

Commitments and Contingencies (Note 12)	-	-

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Series E Preferred stock, 500,000 shares authorized, par value $0.01; - and 34,985 shares issued and outstanding; respectively	-	34,985
Series E Preferred stock to be issued	166,331	166,331

Common stock 3,000,000,000 shares authorized, $0.00001 par value; 7,966,206,521 and 1,339,044,282 shares issued and outstanding, respectively at December 31, 2021 and December 31, 2020	79,662	13,390
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	80,790,803	76,679,297
Accumulated deficit	(83,312,839)	(81,759,691)
Total Stockholders’ Deficit	(2,965,665)	(5,555,311)
Total Liabilities and Stockholders’ Deficit	$5,711	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For the Twelve Months Ended December 31,
	2021	2020
Operating Expenses:
Compensation expense	$120,000	$120,000
Consulting expense	300,000	225,000
General and administrative	43,769	272,324
Professional fees	39,000	48,325
Total operating expenses	502,769	665,649

Loss from operations	(502,769)	(665,649)

Other Income (Expense):
Interest expense	(1,038,632)	(611,789)
Change in fair value of derivatives	(741,027)	(1,837,933)

Loss on debt litigation	(266,412)
Gain on new methodology for accounting for debt conversion features	995,692
Gain on extinguishment of debt and accrued interest	-	931,342
Total other income (expense)	(1,050,379)	(1,518,380)

Loss before provision for income taxes	(1,553,148)	(2,184,029)
Provision for income taxes	-	-

Net Loss	$(1,553,148)	$(2,184,029)

Basic loss per share	$(0.01)	$(0.01)

Basic weighted average shares outstanding	4,811,860,024	488,903,229

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit
For the Twelve Months Ended December 31, 2021
(Unaudited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred Stock				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		to be issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance December 31, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	1,339,044,281	$13,390	$76,679,297	$(773,500)	$(81,759,691)	$(5,555,310)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					1,042,231,035	10,422	1,092,823	-	-	1,103,246

Shares issued for extinguishment of Convertible Preferred stock									(20,370)	(20,370)			49,871,795	499	19,871	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,195,836)	(1,195,836)

Balance March 31, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	14,615	$14,615	-	$166,331	2,431,147,111	$24,311	$77,791,992	$(773,500)	$(82,955,527)	$(5,647,901)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					1,231,213,640	12,312	1,163,128	-	-	1,175,440

Shares issued for extinguishment of Convertible Preferred stock									(14,615)	(14,615)			39,371,795	394	15,246	-	-	1,025

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	722,486	722,486

Balance, June 30, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	-	-	-	$166,331	3,701,732,545	$37,017	$78,970,365	$(773,500)	$(82,233,040)	$(3,748,949)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	2,204,397,685	22,044	1,231,302	-	-	1,253,346

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(493,643)	(493,643)

Balance September 30, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	-	$-	-	$166,331	5,906,130,230	$59,061	$80,201,668	$(773,500)	$(82,726,684)	$(2,989,247)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	2,060,076,291	20,601	589,135	-	-	609,736

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(586,155)	(586,155)

Balance December 31, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	-	$-	-	$166,331	7,966,206,521	$79,662	$80,790,803	$(773,500)	$(83,312,839)	$(2,965,666)

Cruzani, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Twelve months Ended December 31, 2020
(Unaudited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred Stock				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		to be issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance December 31, 2019	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985		$166,331	297,041,945	$2,970	$75,958,049	$(773,500)	$(79,575,663)	$(4,102,950)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(130,188)	(130,188)

Balance March 31, 2020	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	34,985	34,985	-	166,331	297,041,945	2,970	75,958,049	(773,500)	(79,705,850)	(4,233,138)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					73,343,869	733	31,998	-	-	32,731

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(332,448)	(332,448)

Balance, June 30, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	370,385,814	$3,704	$75,990,047	$(773,500)	$(80,038,298)	$(4,532,854)

Shares issued for extinguishment of debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	205,217,291	2,052	148,119	-	-	150,172

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(343,357)	(343,357)

Balance September 30, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	575,603,105	$5,756	$76,138,167	$(773,500)	$(80,381,656)	$(4,726,040)

Shares issued for extinguishment of debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	763,441,176	7,634	541,130	-	-	548,764

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,378,035)	(1,378,035)

Balance December 31, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	1,339,044,282	$13,390	$76,679,297	$(773,500)	$(81,759,691)	$(5,555,311)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Years Ended December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,553,148)	$(2,184,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	741,027	1,837,933
Loss on debt litigation	266,412	-
Gain on new methodology for accounting for debt conversion features	(995,692)	-
Elimination of debt discount	70,789	-
Interest expense from incursion of put premium on newly issued debt	75,286	-
Fees on extinguishment of debt	17,480	15,225
Original issue discount charged to interest expense	1,000	-
Reconciliation of debt balances	(4,000)	257,824
Issuance of non-cash consulting notes	300,000	225,000
Debt discount amortization	100,358	131,143
Gain on extinguishment of debt and accrued interest	(931,342)	(931,342)
Changes in Operating Assets and Liabilities:
Other assets	-	-
Accounts payable	-	10,000
Accrued interest	795,199	480,647
Accrued officer compensation	120,000	120,000
Net Cash Used in Operating Activities	(65,289)	(37,600)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	71,000	37,600
Proceeds from loans	-	-
Preferred stock sold for cash	-	-
Net Cash Provided by Financing Activities	71,000	37,600

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Year	5,711	-
Cash at End of Year	$5,711	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for conversion of debt and accrued interest	$359,596	$155,432

The accompanying notes are an integral part of these consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

On July 8, 2019, Everett Dickson, who had been the sole officer of the Company, resigned as an officer of the Company, and Conrad Huss was appointed the Interim President and Chief Executive Officer of the Company. Mr. Huss is the sole beneficial owner of 5,000,000 and 5,000 shares of Series B and C Preferred Stocks, respectively. Mr. Dickson also resigned as a director of the Company, effective on July 8th, 2019. Mr. Dickson’s resignation was not the result of any disagreement with the management of the Company

In June 2021, the Company reincorporated in the state of Wyoming.

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

In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2021 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the twelve months ended December 31, 2021. There is no effect on the accumulated deficit as the result of these reclassifications.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2021 and December 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of $83,312,839, and a net loss for the year ended December 31, 2021 of ($1,553,148). However, the Company only used approximately $65,000 to conduct its operations as detailed in the Statement of Cash flows. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 4 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	December 31, 2021	December 31, 2020
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	39,000
Loan 4	8%	160,500	155,400
Total		$254,500	$224,400

Above notes are past due as of the issuance of these financial statements.

NOTE 5 – NOTES PAYABLE

The following table summarizes the convertible notes as of December 31, 2021 and December 31, 2020:

	Date	Interest	Maturity	December 31,	December 31,
Creditor	Issued	Rate	Date	2021	2020
Travel Data Solutions, Inc.	18-Nov-17	10%	30-Nov-19	$100,000	$100,000
(1) GW Holdings Group	(1)	(1)	(1)	-	60,750
Travel Data Solutions, Inc.	18-Jan-19	10%	31-Jan-20	25,000	25,000
Oasis Capital, LLC	(2)	(2)	(2)	-	1,020,086
Trillium Partners, LP	(3)	(3)	(3)	-	-
Livingston Asset Management, LLC	1-Apr-20	10%	31-Dec-20	-	25,000
Livingston Asset Management, LLC	1-May-20	10%	31-Jan-21	-	25,000
Livingston Asset Management, LLC	20-May-20	10%	20-Feb-21	10,000	10,000
Livingston Asset Management, LLC	1-Jun-20	10%	10-Mar-21	-	25,000
Livingston Asset Management, LLC	11-Jun-20	10%	01-Feb-21	1,100	1,100
Livingston Asset Management, LLC	1-Jul-20	10%	31-Mar-21	-	25,000
Livingston Asset Management, LLC	20-Jul-20	10%	20-Apr-21	4,500	4,500
Livingston Asset Management, LLC	1-Aug-20	10%	30-Apr-21	-	25,000
Livingston Asset Management, LLC	14-Aug-20	10%	14-May-21	9,500	9,500
Livingston Asset Management, LLC	24-Aug-20	10%	24-May-21	12,500	12,500
Livingston Asset Management, LLC	1-Sep-20	10%	30-Jun-21	-	25,000
Livingston Asset Management, LLC	1-Oct-20	10%	31-Jul-21	25,000	25,000
Livingston Asset Management, LLC	1-Nov-20	10%	30-Aug-21	25,000	25,000
Livingston Asset Management, LLC	1-Dec-20	10%	30-Sep-21	25,000	25,000
Livingston Asset Management, LLC	1-Jan-21	10%	31-Oct-21	25,000	-
Livingston Asset Management, LLC	1-Feb-21	10%	30-Nov-21	25,000	-
Livingston Asset Management, LLC	1-Mar-21	10%	31-Dec-21	25,000	-
Trillium Partners, LP	24-Mar-21	10%	31-Dec-21	17,000	-
Livingston Asset Management, LLC	1-Apr-21	10%	31-Jan-22	25,000	-
Livingston Asset Management, LLC	1-May-21	10%	28-Feb-22	25,000	-
Trillium Partners, LP	25-May-21	12%	25-May-22	22,000	-
Livingston Asset Management, LLC	1-Jun-21	10%	31-Mar-22	25,000	-
Livingston Asset Management LLC	1-Jul-21	10%	30-Apr-22	25,000	-
Trillium Partners, LP	6-Jul-21	10%	06-Jul-22	22,000	-
Livingston Asset Management LLC	1-Aug-21	10%	31-May-22	25,000	-
Livingston Asset Management LLC	1-Sep-21	10%	30-Jun-22	25,000	-
Livingston Asset Management LLC	1-Oct-21	10%	31-Jul-22	25,000	-
Frondeur Partners LLC	1-Nov-21	10%	31-Aug-22	25,000	-
Oscaleta Partners, LLC	17-Nov-21	10%	22-Jul-22	11,000	-
Frondeur Partners LLC	1-Dec-21	10%	30-Sep-22	25,000	-
				$609,600	$1,468,436
Less: discount				-	(77,004)
Convertible notes payable-net				$609,600	$1,391,432

(1) GW Holdings Group

Balance after settlement (See Footnote 12)	$348,548
Less; Conversions during year	(348,548)
Balance at December 31, 2021	$-

(2) Oasis Capital, LLC (See Note Six below)

Balance at Decembe 31, 2020	$1,020,086
Conversions	(370,086)
Total sold to Trillium Partners LP	(650,000)
Remaining balance at December 31, 2021	$-

(3) Trillium Partners, LP

Debt purchased from Oasis Capital, LLC during 2021	$650,000
Conversions	(650,000)
Balance at December 31, 2021	$-

NOTE 6 – CONTINGENCY ARISING INDEBTEDNESS OWED TO OASIS CAPITAL, LLC

A contingency arises when there is a situation for which the outcome is uncertain, and which should be resolved in the future, Generally Accepted Accounting Principles require recognition of only those losses that are probable and for which a loss amount can be reasonably estimated.

The following details the nature of the contingency with Oasis Capital LLC (“Oasis”). In the normal course of its business, Oasis files notices to convert (“conversion notices”) a portion of its outstanding ownership of the Company’s indebtedness into shares of common stock. As a customary procedure for the annual audit for the period ended December 31, 2020, the Company’s auditors confirmed its outstanding balance of the indebtedness and related accrued interest. During the year ended December 31, 2021, Oasis submitted conversions which stated that the outstanding indebtedness was far greater than that which was on the Company’s books. The total amount of the increased indebtedness was approximately $1.2 million. After investigation, the Company determined that the difference related to liquidated damages that the Company does not believe that it owes.

Since the Company believes that the loss is not probable and no litigation has been pursued at this time, there has been no recognition of this liability on the books and records of the Company.

NOTE 7 – PUT PREMIUM ON STOCK SETTLED DEBT

At the end of the quarter ended September 30, 2021, the Company decided to adopt ASC 480- “Distinguishing Liabilities from Equity.” When the enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the note date with a charge to interest expense.

In previous quarters, the Company had recorded such items as derivative liabilities (See Note 8). Thusly, there was a charge to put premium on stock settled debt and a decrease to derivative liability. On a going-forward basis, all put premiums will be charged to interest expense.

Put premium by individual debt instrument follows below:

	Date	Maturity		Discount	Put premum on stock settled
Creditor	Issued	Date	30-Jun-21	Percentage	debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	-	$-
GW Holdings Group	Various	Various	-	45%	-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	25,000	-	-
Oasis Capital, LLC	Various	Various		45%	-
Trillium Partners LP			-
Livingston Asset Management, LLC	20-May-20	20-Feb-21	10,000	50%	10,000
Livingston Asset Management, LLC	11-Jun-20	01-Feb-21	1,100	50%	1,100
Livingston Asset Management, LLC	20-Jul-20	20-Apr-21	4,500	50%	4,500
Livingston Asset Management, LLC	14-Aug-20	14-May-21	9,500	50%	9,500
Livingston Asset Management, LLC	24-Aug-20	24-May-21	12,500	50%	12,500
Livingston Asset Management, LLC	1-Oct-20	31-Jul-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Nov-20	30-Aug-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Dec-20	30-Sep-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Jan-21	31-Oct-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Feb-21	30-Nov-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Mar-21	31-Dec-21	25,000	30%	10,714
Trillium Partners, LP	24-Mar-21	31-Dec-21	17,000	50%	17,000
Livingston Asset Management, LLC	1-Apr-21	31-Jan-22	25,000	30%	10,714
Livingston Asset Management, LLC	1-May-21	28-Feb-22	25,000	30%	10,714
Trillium Partners, LP	25-May-21	25-May-22	22,000	0%	-
Livingston Asset Management, LLC	1-Jun-21	31-Mar-22	25,000	30%	10,714
Livingston Asset Management LLC	01-Jul-21	30-Apr-22	25,000	30%	10,714
Trillium Partners, LP	06-Jul-21	06-Jul-22	22,000	0%	-
Livingston Asset Management LLC	01-Aug-21	31-May-22	25,000	30%	10,714
Livingston Asset Management LLC	01-Sep-21	30-Jun-22	25,000	30%	10,714
Livingston Asset Management LLC	01-Oct-21	31-Jul-22	25,000	30%	10,714
Frondeur Partners LLC	01-Nov-21	31-Aug-22	25,000	30%	10,714
Oscaleta Partners, LLC	17-Nov-21	22-Jul-22	11,000	50%	11,000
Frondeur Partners LLC	01-Dec-21	30-Sep-22	25,000	30%	10,714
Put premium on stock settled debt			$609,600		$226,314

NOTE 8 – DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures summarized in Note 5, and its convertible preferred Series E stock. contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments. Commencing with the third quarter of 2021, the Company changed its accounting treatment for such securities by recording the derivative feature as a put premium on stock settled debt. See Note 7 above for further discussion.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Derivative liability at March 31, 2021	$2,246,072
Less; conversions	(642,794)
Add: new debt issuances	49,143
Transfer to put premium	(1,652,421)
Derivative liability at December 31, 2021	$-

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

NOTE 9 – COMMON STOCK

Reincorporation in State of Wyoming

On June 21, 2021, the Company received approval from the State of Wyoming to reincorporate in that state and increase its authorized share count to 10,000,000,000. In March 2022, the Company received permission to increase its authorized shares outstanding to 20,000,000,000.

As of December 31, 2021, there were 7,966,206,521 shares of common stock outstanding. Assuming full dilution of all preferred stock and convertible debt, the total shares outstanding at December 31, 2021 would have been 11,834,593,150 as follows (excluding warrants which would have minimal impact):

Common stock outstanding	7,966,206,521
Full conversion of preferred stock	2,053,815,200
Full conversion of convertible debt	1,814,571,429

Total	11,834,593,150

During the year ended December 31, 2021, the Company issued 6,437,918,650 shares of common stock for the extinguishment of $1,844,127 of convertible debt, $432,578 of accrued interest and $16,455 in fees as follows:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total
Oasis Capital LLC	14-Jan-21	132,565,384	$29,827	$-	$-	$29,827
Oasis Capital LLC	27-Jan-21	98,310,546	22,120	100	-	22,220
Oasis Capital LLC	10-Feb-21	155,422,101	41,964	-	-	41,964
GW Holdings Group LLC	02-Mar-21	20,203,797	10,000	-	-	10,000
Oasis Capital, LLC	08-Mar-21	175,494,746	71,075	-	-	71,075
GW Holdings Group LLC	09-Mar-21	3,818,181	2,520	-	-	2,520
Trillium Partners LLC	10-Mar-21	86,508,841	-	37,039	1,025	38,064
Trillium Partners LLC	12-Mar-21	86,900,826	42,000	9,550	1,025	52,575
Trillium Partners LLC	19-Mar-21	89,695,455	58,000	174	1,025	59,199
Oasis Capital LLC	19-Mar-21	193,311,158	95,689	-	-	95,689
Oasis Capital LLC	06-Apr-21	203,298,776	91,484	-	-	91,484
Trillium Partners LLC	12-Apr-21	92,267,673	25,000	24,722	1,025	50,747
Oasis Capital LLC	26-Apr-21	50,000,000	20,250	-	-	20,250
Oasis Capital LLC	04-May-21	50,000,000	20,250	-	-	20,250
Trillium Partners LLC	29-Apr-21	53,055,556	25,000	238	1,025	26,263
Trillium Partners LLC	05-May-21	80,857,455	-	38,994	1,030	40,024
Oasis Capital LLC	22-Jun-21	296,999,838	106,919	-	-	106,919
Trillium Partners LLC	22-Jun-21	229,656,566	100,000	12,650	1,030	113,680
GW Holdings Group Inc	30-Jun-21	175,077,777	63,028	-	-	63,028
GW Holdings Group Inc	02-Jul-21	61,666,666	22,200	-	-	22,200
Trillium Partners LP	06-Jul-21	348,195,964	86,000	104,478	1,030	191,508
Trillium Partners LP	13-Jul-21	209,870,909	114,000	399	1,030	115,429
GW Holdings Group Inc	14-Jul-21	85,555,555	30,800	-	-	30,800
GW Holdings Group Inc	19-Jul-21	187,500,000	60,000	-	-	60,000
GW Holdings Group Inc	27-Jul-21	125,000,000	40,000	-	-	40,000
Trillium Partners LP	02-Aug-21	349,108,591	45,500	107,078	1,030	153,608
GW Holdings Group Inc	02-Aug-21	187,500,000	60,000	-	-	60,000
Oasis Capital, LLC	02-Aug-21	150,000,000	47,250	-	-	47,250
GW Holdings Group Inc	02-Aug-21	100,000,000	20,000	-	-	20,000
Oasis Capital, LLC	03-Sep-21	150,000,000	33,750	-	-	33,750
Oasis Capital, LLC	21-Sep-21	150,000,000	33,750	-	-	33,750
Oasis Capital, LLC	01-Oct-21	150,000,000	33,750	-	-	33,750
GW Holdings Group Inc	05-Oct-21	100,000,000	20,000	-	-	20,000
Oasis Capital, LLC	13-Oct-21	150,000,000	33,750	-	-	33,750
Livingston Asset Management LLC	19-Oct-21	87,643,429	25,000	4,645	1,030	30,675
Oasis Capital, LLC	22-Oct-21	150,000,000	33,750	-	-	33,750
Livingston Asset Management LLC	26-Oct-21	88,715,857	25,000	5,021	1,030	31,051
Livingston Asset Management LLC	26-Oct-21	87,021,143	25,000	4,427	1,030	30,457
Livingston Asset Management LLC	27-Oct-21	85,995,686	25,000	4,068	1,030	30,098
Livingston Asset Management LLC	27-Oct-21	84,903,714	25,000	3,686	1,030	29,716
Livingston Asset Management LLC	27-Oct-21	83,827,371	25,000	3,310	1,030	29,340
Oasis Capital, LLC	28-Oct-21	200,000,000	-	45,000	-	45,000
Trillium Partners LP	01-Nov-21	591,969,091	154,500	-	-	154,500
Oasis Capital, LLC	19-Nov-21	200,000,000	-	27,000	-	27,000
Total		6,437,918,650	$1,844,127	$432,578	$16,455	$2,293,160

NOTE 10 – WARRANTS

In connection with the issuance of the convertible note (the “Note”) with L2 Capital, LLC (“L2”) and funding of the initial tranche of $50,000 on the Note, the Company also issued a common stock purchase warrant to purchase up to 381,905 shares of the Company’s common stock pursuant to the terms therein as a commitment fee. At the time that each subsequent tranche under the Note is funded by L2 in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day (as defined in the Note) immediately prior to the funding date of the respective tranche. As of December 31, 2021, the Company had received multiple tranches for which it issued warrants to purchase shares of the Company’s common stock.

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

Range of Exercise Prices	Number Outstanding 12/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.001 – 0.0071	22,669,092	1.69 years	$0.0011

NOTE 11 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of December 31, 2021, and December 31, 2020, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of December 31, 2021, and December 31, 2020, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of December 30, 2021, and December 31, 2020, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of December 30, 2021, and December 31, 2020, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On July 1, 2018, the Company entered into a Stock Purchase Agreement with Device Corp. (“Device”) whereby Device will purchase up to $250,000 Series E preferred stock for $1 per share. As of December 31, 2021, the Company has received $166,331 for the purchase of the Series E. Originally, these purchases were recorded as debt because the Preferred shares were not issued. As of the Balance sheet date and the date of this report, these shares have not been issued to the Purchaser.

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000.During th4e first quarter of Fiscal 2021, Geneva sold their position to Trillium Partners, LP (“Trillium”) On March 25, 2021, Trillium converted 20,370 shares of Series E preferred stock into 49,871,795 shares of common stock. As of December 31, 2021, and December 31, 2020, there are -0-and 34,985 shares of Series E preferred stock outstanding, respectively.

As of December 30, 2021, all classes of convertible preferred stock were convertible into 2,053,815,200 shares of common stock.

NOTE 12 – RELATED PARTY TRANSACTIONS

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement provides for a salary of $10,000 per month. As of December 31, 2021, $412,000 has been credited to accrued compensation.

NOTE 13 – LOSS ON DEBT LITIGATION

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
			$266,412

NOTE 14 – GAIN ON NEW METHODOLOGY FOR ACCOUNTING FOR DEBT CONVERSION FEATURES

The Company changed its accounting for the methodology for debt conversion features as stated in Note 6- Put premium on stock settled debt. An one-time gain of $995,692 was recorded in regards to the transition.

NOTE 15 – WRITE-OFF OF THIRD-PARTY NOTE

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 30, 2021 and December 31, 2020.

NOTE 17 – INCOME TAX

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

The provision for income taxes on our loss from continuing operations for the fiscal years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Book net income	$(1,553,148)	$(2,184,029)

Less:
Change in Fair value of derivatives	741,027	1,837,933
Amortization of discount on convertible debt	100,358	100,358
Gain on transfer of methodology to put premium	(995,692)	-
Interest expense for incursion of put premium to stock settled debt	75,286	-
Taxable net income	$(1,632,169)	$(245,738)

Change in Valuation allowance	426,567	64,224
Income tax expense based on taxable net income	(426,567)	(64,224)
Income tax expense	-	-

Note: The marginal tax rate is calculated as follows:

Statutory rate	2021	2020
Federal income tax rate	21.0%	21.0%
Incremental New York State rate	6.5%	6.5%
Impact of Federal rate on New York State rate	-1.4%	-1.4%
Marginal income tax rate	26.1%	26.1%

NOTE 18 – COVID-19

The Company, like all enterprises, is currently dealing with the impact of COVID-19 on future prospects. Recent events such as the vaccinations mitigate, but do not eliminate, the possible adverse consequences to the domestic and international economies. Recent increases in the Delta Variant of COVID-19 have resulted in greater infections and its ultimate impact cannot be ascertained

NOTE 19 – IMPACT OF CLIMATE CHANGE

The Financial Stability Board created the Task Force on Climate-related Financial Disclosures (TCFD) to improve and increase reporting of climate-related financial information. The TCFD requires that the impact of climate change upon risk assessment, capital allocation and strategic planning be discussed.

At this time, the impact cannot be determined.

NOTE 20 – SUBSEQUENT EVENTS

Extinguishment of debt

Subsequent to December 31, 2021, the Company extinguished $67,000 of debt principal plus $11,873 of accrued interest and incurred $9,885 in fees for the issuance of 526,589,733 shares as follows:

Creditor	Date	Shares	Principal	Accrued interest	Fees	Total
Livingston Asset Management LLC	07-Mar-22	154,190,143	$25,000	$4,085	$3,295	$32,380
Livingston Asset Management LLC	07-Mar-22	152,370,190	25,000	3,703	3,295	31,998
Trillium Partenrs, LP	07-Mar-22	220,029,400	17,000	4,085	3,295	24,380
		526,589,733	$67,000	$11,873	$9,885	$88,758

Subsequent to December 31, 2021 the Company issued $75,000 of convertible debt as follows:

	Date	Interest	Maturity
Creditor	Issued	Rate	Date	Amount
Frondeur Partners LLC	1-Jan-22	10%	01-Oct-22	$25,000
Frondeur Partners LLC	01-Feb-22	10%	01-Nov-22	25,000
Frondeur Partners LLC	01-Mar-22	10%	01-Dec-22	25,000
Frondeur Partners LLC	01-Apr-22	10%	01-Jan-23	25,000
				$100,000

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Age	Position	Director Since
Conrad R Huss	72	President and Chief Executive Officer	June, 2019

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

Audit Fees

For the Company’s fiscal years ended December 31, 2021 we were billed approximately $25,000 for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2021 and 2020.

Tax Fees

There were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning for the year ended December 31, 2021

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

Exhibit Number	Title of Document	Location
2.1	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and US Highland, Inc., collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	(incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2018)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
3.2	By-laws	Incorporated by reference from Form SB-2 filed on December 27, 2006.
3.3	Series A Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed October 9, 2015.
3.4	Series B Preferred Stock Designation	Incorporated by reference from Exhibit 3.1 to the current report on Form 8-K filed November 23, 2015.
3.5	Series C Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.6	Series D Preferred Stock Designation	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
3.7	Series E Preferred Stock Designation	Incorporated herein by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
3.8	Amendment to Articles of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2018
4.1	Registration Rights Agreement, dated as of July 23, 2018, by and between Cruzani, Inc. and L2 Capital, LLC.	Incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2018
10.1	Stock Purchase Agreement, dated as of March 8, 2018, by and among the Company as buyer, TruFood Provisions Co., as the target, and Device Corp., as seller.	Incorporated by reference from the current report on Form 8-K filed March 14, 2018.
10.2	Equity Purchase Agreement, dated March 20, 2018	Incorporated by reference from the current report on Form 8-K filed March 22, 2018.
10.3	Form of Promissory Note by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.4	Form of Stock Purchase Agreement by and between the Company and holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.5	Form of Warrant Agreement by and between the Company and Holder, dated May 10, 2018	Incorporated by reference from the current report on Form 8-K filed May 29, 2018.
10.6	Asset Purchase Agreement, dated as of June 30, 2018, by and among Supreme Sweets Acquisition Corp. and the Company, collectively as buyer, and Supreme Sweets, Inc. and 2498411 Ontario, Inc., collectively as seller	Incorporated by reference from the current report on Form 8-K filed July 11, 2018.
10.7	Registration Rights Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.
10.8	Equity Purchase Agreement, dated as of July 23, 2018, by and between the Company and L2 Capital, LLC	Incorporated by reference from the current report on Form 8-K filed August 6, 2018.

21.1	Schedule of Subsidiaries	Incorporated herein by reference from the Registration Statement on Form S-1 filed September 20, 2018
31*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.**	**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**	**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**	**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**	**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**	**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**	**
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**	**

†	To be filed by amendment.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CRUZANI, INC.

Date: April 25, 2022	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2022	By:	/s/ Conrad R Huss
	Name:	Conrad R Huss
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)