Form 10-Q
period 2022-03-31
Cruzani, Inc.
filed 2022-06-02
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 2, 2022, there were 9,899,574,600 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,754	$5,711

Total Assets	$2,754	$5,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$326,400	$326,400
Accrued interest	1,189,559	1,142,563
Accrued officer compensation	442,000	412,000
Convertible Notes	592,600	609,600
Put premium on stock settled debt	209,314	226,314
Loans payable	254,500	254,500
Total Current Liabilities	3,014,373	2,971,377

Total Liabilities	3,014,373	2,971,377

Commitments and Contingencies (Note 12)	-	-

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	12	12
Series E Preferred stock to be issued	166,331	166,331

Common stock 20,000,000,000 shares authorized, $0.00001 par value; 8,955,014,498 and 7,966,206,521 shares issued and outstanding, respectively at March 31, 2022 and December 31, 2021	89,550	79,662
Treasury stock, at cost – 2,917 shares	(773,500)	(773,500)
Additional paid in capital	80,950,405	80,790,803
Accumulated deficit	(83,528,283)	(83,312,839)
Total Stockholders’ Deficit	(3,011,618)	(2,965,665)
Total Liabilities and Stockholders’ Deficit	$2,754	$5,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating Expenses:
Compensation expense	30,000	30,000
Consulting fees	75,000	75,000
General and administrative expenses	2,957	-
Professional fees	13,180	3,075
Total operating expenses	121,137	108,075

Loss from operations	(121,137)	(108,075)

Other Income (Expense):
Interest expense	(94,307)	(80,322)
Loss on legal settlement	-	(266,412)
Change in fair value of derivatives	-	(741,027)
Total other income (expense)	(94,307)	(1,087,761)

Income (loss) before provision for income taxes	(215,444)	(1,195,836)
Provision for income taxes	-	-

Net Income (Loss)	$(215,444)	$(1,195,836)

Basic income (loss) per share	$(0.00)	$(0.00)
Basic weighted average shares outstanding	8,178,531,066	1,743,035,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2022

(Unaudited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance December 31, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	-	$-	-	$166,331	7,966,206,521	$79,662	$80,790,803	$(773,500)	$(83,312,839)	$(2,965,666)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-					988,807,976	9,888	159,603	-	-	169,491

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(215,444)	(215,444)

Balance March 31, 2022	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	-	$-	-	$166,331	8,955,014,497	$89,550	$80,950,405	$(773,500)	$(83,528,283)	$(3,011,618)

Cruzani Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

	Series A		Series B		Series C		Series D		Series E		Series E Preferred				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance December 31, 2020	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	34,985	$34,985	-	$166,331	1,339,044,281	$13,390	$76,679,297	$(773,500)	$(81,759,691)	$(5,555,310)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	1,042,231,035	10,422	1,092,823	-	-	1,103,246

Shares issued for extinguishment of Convertible Preferred stock	-	-	-	-	-	-	-	-	(20,370)	(20,370)	-	-	49,871,795	499	19,871	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,195,836)	(1,195,836)

Balance, March 31, 2021	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	14,615	$14,615	-	$166,331	2,431,147,111	$24,311	$77,791,992	$(773,500)	$(82,955,527)	$(5,647,901)

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(215,444)	$(1,195,836)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivatives	-	741,027
Consulting notes	75,000	75,000
Expenses incurred on extinguishment of convertible debt and accrued interest	13,180	3,075
Loss on legal settlement	-	266,412
Debt discount amortization	-	52,611
Interest expense incurred on put premium on stock settled debt	32,143	-
Changes in Operating Assets and Liabilities:
Accrued interest	62,164	27,711
Accrued officer compensation	30,000	30,000
Net Cash Used in Operating Activities	(2,957)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	(2,957)	-
Cash at Beginning of Period	5,711	-
Cash at End of Period	$2,754	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for extinguishment of debt and accrued interest	$120,348	$423,133
Common stock issued for extinguishment of Preferred stock	$-	$20,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cruzani, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2022

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

On June 29, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Cruzani, Inc.

On June 30, 2018, Supreme Sweets Acquisition Corp. (n/k/a Oventa, Inc.), a subsidiary of the Company, and the Company (collectively, the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Supreme Sweets Inc. and 2498411 Ontario, Inc., as sellers (collectively, the “Seller”), pursuant to which in exchange for CAD $200,000 and a twenty percent (20%) interest in Oventa, Inc., the Company agreed to acquire the trade secret assets of Seller upon the terms and subject to the conditions set forth in the Asset Purchase Agreement. A second closing occurred on July 31, 2018, pursuant to which the Company acquired the furniture, fixtures and equipment of Seller in exchange for CAD $100,000. Seller is engaged in the business of preparing delicious snacks, pastries and baked goods with high quality ingredients for exceptional taste, including low calorie and gluten-free alternatives. The Asset Purchase Agreement included a provision, pursuant to which the Company could unwind the transaction if certain milestones were not achieved. The milestones contemplated in the Asset Purchase Agreement were not met, and accordingly, on February 7, 2019, effective as of December 31, 2018, the Company terminated the Asset Purchase Agreement with Supreme Sweets Inc. and 2498411 Ontario, Inc, by written notice to the Seller, and the Company unwound the transaction. The $339,813 of capital injected into Oventa, Inc was written off as uncollectable by March 31, 2022.

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

On a form 8-K filed on May 10, 2022, the Company announced the acquisition of Bowmo, Inc. and its new line of business. See Note 15- Subsequent events for more detail.

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2021 included on the Company’s Form 10-K. The results of the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2022 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the nine months ended March 31, 2022. There is no effect on the accumulated deficit as the result of these reclassifications.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2022 and December 31, 2020.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of ($82,476,684). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent deposits on account held in escrow by our attorney.. As of March 31, 2022 and December 31, 2021, the balances were as follows:

Cash and cash equivalents on hand by operating subsidiary are as follows:

	March 31, 2022	December 31, 2021
Total	$2,754	$5,711

NOTE 4 – ACCRUED INTEREST

Accrued interest represents interest accrued on our long term indebtedness. A reconciliation of accrued interest at March 31, 2022 follows below:

Balance at December 31, 2021	$1,142,563
Add: Accrued interest on outstanding indebtedness	62,164
Less: Accrued interest extinguished on conversions of debt	(15,168)
Accrued interest, March 31, 2022	$1,189,559

NOTE 5 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of March 31, 2022 and December 31, 2021:

Creditor	Date Issued	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021
Travel Data Solutions, Inc.	18-Nov-17	10%	30-Nov-19	$100,000	$100,000
Travel Data Solutions, Inc.	18-Jan-19	10%	31-Jan-20	25,000	25,000
Livingston Asset Management, LLC	20-May-20	10%	20-Feb-21	10,000	10,000
Livingston Asset Management, LLC	11-Jun-20	10%	01-Feb-21	1,100	1,100
Livingston Asset Management, LLC	20-Jul-20	10%	20-Apr-21	4,500	4,500
Livingston Asset Management, LLC	14-Aug-20	10%	14-May-21	9,500	9,500
Livingston Asset Management, LLC	24-Aug-20	10%	24-May-21	12,500	12,500
Livingston Asset Management, LLC	1-Oct-20	10%	31-Jul-21	-	25,000
Livingston Asset Management, LLC	1-Nov-20	10%	30-Aug-21	-	25,000
Livingston Asset Management, LLC	1-Dec-20	10%	30-Sep-21	-	25,000
Livingston Asset Management, LLC	1-Jan-21	10%	31-Oct-21	25,000	25,000
Livingston Asset Management, LLC	1-Feb-21	10%	30-Nov-21	25,000	25,000
Livingston Asset Management, LLC	1-Mar-21	10%	31-Dec-21	25,000	25,000
Trillium Partners, LP	24-Mar-21	10%	31-Dec-21	-	17,000
Livingston Asset Management, LLC	1-Apr-21	10%	31-Jan-22	25,000	25,000
Livingston Asset Management, LLC	1-May-21	10%	28-Feb-22	25,000	25,000
Trillium Partners, LP	25-May-21	12%	25-May-22	22,000	22,000
Livingston Asset Management, LLC	1-Jun-21	10%	31-Mar-22	25,000	25,000
Livingston Asset Management LLC	1-Jul-21	10%	30-Apr-22	25,000	25,000
Trillium Partners, LP	6-Jul-21	10%	06-Jul-22	22,000	22,000
Livingston Asset Management LLC	1-Aug-21	10%	31-May-22	25,000	25,000
Livingston Asset Management LLC	1-Sep-21	10%	30-Jun-22	25,000	25,000
Livingston Asset Management LLC	1-Oct-21	10%	31-Jul-22	25,000	25,000
Frondeur Partners LLC	1-Nov-21	10%	31-Aug-22	25,000	25,000
Oscaleta Partners, LLC	17-Nov-21	10%	22-Jul-22	11,000	11,000
Frondeur Partners LLC	1-Dec-21	10%	30-Sep-22	25,000	25,000
Frondeur Partners LLC	01-Jan-22	10%	31-Oct-22	25,000	-
Frondeur Partners LLC	01-Feb-22	10%	30-Nov-22	25,000	-
Frondeur Partners LLC	01-Mar-22	10%	31-Dec-22	25,000	-
Convertible notes payable, total				$592,600	$609,600

NOTE 6 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	March 31, 2022	December 31, 2021
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Total		$254,500	$254,500

Above notes are past due as of the issuance of these financial statements.

NOTE 7 – PUT PREMIUM ON STOCK SETTLED DEBT

During calendar year 2021, the Company decided to adopt ASC 480- ” Distinguishing Liabilities from Equity.” When the enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the note date with a charge to interest expense.

In previous quarters, the Company had recorded such items as derivative liabilities (See Note seven). Thusly, there was a charge to put premium on stock settled debt and a decrease to derivative liability. On a going-forward basis, all put premiums will be charged to interest expense.

The reconciliation of put premium on stock settled debt is as follows

Balance at December 31, 2021	$226.314
Add; put premium on new debt issuances	32,143
Less: put premium on convertible debt extinguished	(49,143)
Balance at March 31, 2022	$209,314

Put premium on stock settled debt by individual note is as follows:

Creditor	Date Issued	Maturity Date	30-Jun-21	Discount Percentage	Put premum on stock settled debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	-	$-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	$25,000	-	-
Livingston Asset Management, LLC	20-May-20	20-Feb-21	10,000	50%	10,000
Livingston Asset Management, LLC	11-Jun-20	01-Feb-21	1,100	50%	1,100
Livingston Asset Management, LLC	20-Jul-20	20-Apr-21	4,500	50%	4,500
Livingston Asset Management, LLC	14-Aug-20	14-May-21	9,500	50%	9,500
Livingston Asset Management, LLC	24-Aug-20	24-May-21	12,500	50%	12,500
Livingston Asset Management, LLC	1-Jan-21	31-Oct-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Feb-21	30-Nov-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Mar-21	31-Dec-21	25,000	30%	10,714
Livingston Asset Management, LLC	1-Apr-21	31-Jan-22	25,000	30%	10,714
Livingston Asset Management, LLC	1-May-21	28-Feb-22	25,000	30%	10,714
Trillium Partners, LP	25-May-21	25-May-22	22,000	0%	-
Livingston Asset Management, LLC	1-Jun-21	31-Mar-22	25,000	30%	10,714
Livingston Asset Management LLC	01-Jul-21	30-Apr-22	25,000	30%	10,714
Trillium Partners, LP	06-Jul-21	06-Jul-22	22,000	0%	-
Livingston Asset Management LLC	01-Aug-21	31-May-22	25,000	30%	10,714
Livingston Asset Management LLC	01-Sep-21	30-Jun-22	25,000	30%	10,714
Livingston Asset Management LLC	01-Oct-21	31-Jul-22	25,000	30%	10,714
Frondeur Partners LLC	01-Nov-21	31-Aug-22	25,000	30%	10,714
Oscaleta	17-Nov-21	22-Jul-22	11,000	50%	11,000
Frondeur Partners LLC	01-Dec-21	30-Sep-22	25,000	30%	10,714
Frondeur Partners LLC	01-Jan-22	31-Oct-22	25,000	30%	10,714
Frondeur Partners LLC	01-Feb-22	30-Nov-22	25,000	30%	10,714
Frondeur Partners LLC	01-Mar-22	31-Dec-22	25,000	30%	10,714
Put premium on stock settled debt			$592,600		$209,314

NOTE 8 – COMMON STOCK

Reincorporation in State of Wyoming

On June 21, 2021, the Company received approval from the State of Wyoming to reincorporate in that state and increase its authorized share count to 10,000,000,000.

During the three months ended March 31, 2022, the Company issued 988,807,976 shares of common stock for the extinguishment of convertible debt as follows:

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Livingston Asset Management LLC	7-Mar-22	154,190,143	$25,000	$4,085	$3,295	$32,380
Livingston Asset Management LLC	7-Mar-22	152,370,190	25,000	3,703	3,295	31,998
Trillium Partners, LP	7-Mar-22	220,029,400	17,000	4,085	3,295	24,380
Livingston Asset Management LLC	17-Mar-22	462,218,243	25,000	3,295	3,295	31,590
Total		988,807,976	$92,000	$15,168	$13,180	$120,348

NOTE 9 – PREFERRED STOCK

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of March 31, 2022, and December 31, 2021, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of March 31, 2022, and December 31, 2021, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of March 31, 2022, and December 31, 2021, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of March 31, 2022, and December 31, 2021, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

On January 15, 2019, the Company entered into a Stock Purchase Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”) whereby Geneva will purchase 53,000 shares of Series E preferred stock for $53,000.During th4e first quarter of Fiscal 2021, Geneva sold their position to Trillium Partners, LP (“Trillium”) On March 25, 2021, Trillium converted 20,370 shares of Series E preferred stock into 49,871,795 shares of common stock. As of March 31, 2022, and December 31, 2020, there are -0-and 34,985 shares of Series E preferred stock outstanding, respectively.

As of March 31, 2022, all classes of convertible preferred stock were convertible into 2,137,148,533 shares of common stock.

NOTE 10 – RELATED PARTY TRANSACTIONS

On July 8, 2019, the Company executed an employment agreement with Conrad Huss, the new CEO. The agreement provides for a salary of $10,000 per month. As of March 31, 2022, $442,000 has been credited to accrued compensation.

NOTE 11 – LOSS ON DEBT LITIGATION

On February 16, 2021, the Company received notice that a default judgment had been entered against it in the Southern District of New York. The total amount of the judgment was for $348,548. The Company incurred a loss on the settlement as follows for the quarter ended March 31, 2021:

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2022 and December 31, 2021.

A contingency arises when there is a situation for which the outcome is uncertain, and which should be resolved in the future, Generally Accepted Accounting Principles require recognition of only those losses that are probable and for which a loss amount can be reasonably estimated.

The following details the nature of the contingency with Oasis Capital LLC (“Oasis”). In the normal course of its business, Oasis files notices to convert (“conversion notices”) a portion of its outstanding ownership of the Company’s indebtedness into shares of common stock. As a customary procedure for the annual audit for the period ended December 31, 2021, the Company’s auditors confirmed its outstanding balance of the indebtedness and related accrued interest. During the quarter ended March 31, 2022, Oasis submitted one such conversion which stated that the outstanding indebtedness was far greater than that which was on the Company’s books. The total amount of the increased indebtedness was approximately $1.6 million. After investigation, the Company determined that the difference related to liquidated damages that the Company does not believe that it owes.

Since the Company believes that the loss is not probable and no litigation has been pursued at this time, there has been no recognition of this liability on the books and records of the Company.

NOTE 13 – COVID-19

The Company, like all enterprises, is currently dealing with the impact of COVID-19 on future prospects. Recent events such as the vaccinations mitigate, but do not eliminate, the possible adverse consequences to the domestic and international economies. Recent increases in the Delta Variant of COVID-19 have resulted in greater infections and its ultimate impact cannot be ascertained

NOTE 14 – IMPACT OF CLIMATE CHANGE

The Financial Stability Board created the Task Force on Climate-related Financial Disclosures (TCFD) to improve and increase reporting of climate-related financial information. The TCFD requires that the impact of climate change upon risk assessment, capital allocation and strategic planning be discussed.

At this time, the impact cannot be determined.

NOTE 15 – SUBSEQUENT EVENTS

Issuance of shares of common stock

Subsequent to March 31, 2022, the Company issued 944,560,200 shares for the extinguishment of $27,600 of principal interest on debt, $9,034 of accrued interest, and $10,935 in fees as follows below:

		Shares	Principal	Accrued
Creditor	Date	Issued	Retired	Interest	Fees	Total
Livingston Asset Management LLC	06-May-22	315,275,000	$9,500	$2,969	$3,295	$15,764
Livingston Asset Management LLC	06-May-22	392,525,000	12,500	3,831	3,295	16,331
	25-May-22	50,910,200	1,100	396	1,050	1,496
Livingston Asset Management LLC	11-May-22	185,850,000	4,500	1,839	3,295	6,339
Total		944,560,200	$27,600	$9,034	$10,935	$39,929

Issuance of Convertible debt

Subsequent to March 31, 2022, the  Company issued $50,000 in notes for consulting services.

The Company also was loaned $20,000 in order to pay its auditors. Those notes have yet to be memorialized.

Acquisition of Bowmo, Inc.

On May 4, 2022, Cruzani, Inc., acquired Bowmo Inc. for the issuance of the Company’s Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities. bowmo Inc. (“bowmo”) is an Artificial intelligence Human resource technology company delivering software and services that transform the hiring process. We provide our services to a broad range of clients in major cities around the world. bowmo and its predecessors have been a leadership advisor for more than 60 years. bowmo was formed as a Delaware corporation in 2015 by Robert Boyer and J. Strother Moore who in 1977 created the Boyer-Moore string-search algorithm, which serves as a predecessor algorithm for all search modalities such as Google

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

Cruzani recently closed on an acquisition to commence its business model. Olease see our form 8-K filed may 10, 2022 for more detail

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Compensation Expense

Compensation expense for the three months ended March 31, 2022 and March 31, 2021 was $30,000 due to Chief Executive Officer compensation.

Consulting Expense

Consulting expense for the three months ended March 31, 2022 and March 31, 2021 was $75,000 and $75,000. A consulting contract was signed effective April 1, 2020. For a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 were $2,957 compared to $-0- for the three months ended March 31, 2021. The increase was primarily due to payments for investor relations.

Professional fees

Professional fees for the three months ended March 31, 2022 were $13,180 compared to $3,075 for the three months ended March 31, 2021. The increase in expenses were due to greater legal expenses and expenses associated with the extinguishment of debt.

Other Income (Expense)

Total other income (expense) of $(94,307) for the three months ended March 31, 2022 was entirely for interest expense. Of that amount, $62,164 was for the accrual of interest expense on outstanding indebtedness; $32,143 was due to put premium on stock settled debt for newly issued consulting notes. Total other expense of $(1,087,761) for the three months ended March 31, 2021, was comprised of interest expense of $80,322, which includes $52,611 of debt discount amortization, a loss on legal settlement of ($266,412) (See Note 13) and a loss on fair value of derivatives of ($766,412).

Net Income (Loss)

The Company had a net loss of $(215,444) for the three months ended March 31, 2022, as compared to a net loss of ($1,195,836) for the three months ended March 31, 2021.

Quarterly Developments

None.

Significant Developments

On May 4, 2022, Cruzani, Inc., acquired Bowmo Inc. for the issuance of the Company’s Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities. bowmo Inc. (“bowmo”) is an Artificial intelligence Human resource technology company delivering software and services that transform the hiring process. We provide our services to a broad range of clients in major cities around the world. bowmo and its predecessors have been a leadership advisor for more than 60 years. bowmo was formed as a Delaware corporation in 2015 by Robert Boyer and J. Strother Moore who in 1977 created the Boyer-Moore string-search algorithm, which serves as a predecessor algorithm for all search modalities such as Google

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $(82,476,684). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2022.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2022 and December 31, 2018. The management is having discussions with respect to the timing and structure of the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

March 31, 2022 See Note Eight above for all unregistered sales of equity during the Three months ended March 31, 2022.

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

CRUZANI, INC.

Date: June 2, 2022	By:	Conrad Huss
	Name:	Conrad Huss
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)