Form 10-Q/A
period 2022-03-31
Cruzani, Inc.
filed 2022-06-10
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment #1)

FORM 10-Q/A

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

99 Wall Street, Suite 891, New York City, New York 10005
(Address of principal executive offices)

(212)398-0002
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

Former address: 211 Greenwood Avenue, 2-2, Unit 129, Bethel CT 06801

Former telephone number: (646) 893-1112

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

i

Explanatory Note

Cruzani Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Annual Report on Form 10-Q for the quarter ended March 31, 2022, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on June 2, 2022 (the “Original Form 10-Q”). The purpose of this Amendment is to do the following: a) report the correct address, telephone number and website for the company and b) more accurately describe the purchase of bowmo Inc., the company’s lone operating subsidiary in Note 15 to the Financial Statements, Subsequent events and the Significant Developments Section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after June 2, 2022) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

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

Acquisition of bowmo, Inc.

On May 4, 2022, Cruzani, Inc. (“The Company”) entered into a merger with bowmo, Inc. (“bowmo”). The prior owners of bowmo acquired voting rights equivalent to 78% of the total voting equity securities of the Company. bowmo, became the surviving entity.

bowmo. was incorporated under the laws of the State of Delaware on May 22, 2015. The Company’s vision is to complete a Vertically Integrated Business Model capable of providing services and added value to all segments of the HR-Tech market in the US and worldwide, including, but not limited to: Recruitment as a Service (“RaaS”), Software as a Service (“SaaS”) and e-Learning.

bowmo is located at 99 Wall Street, Suite, 891, New York City, New York 10005. The telephone number is (212) 398-0002 and our email address is press@bowmo.com

Please see our Form 8-K filed on May 10, 2022 for more information.

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

Quarterly Developments

None.

Significant Developments

Acquisition of bowmo, Inc.

On May 4, 2022, Cruzani, Inc. (“The Company”) entered into a merger with bowmo, Inc. (“bowmo”). The prior owners of bowmo acquired voting rights equivalent to 78% of the total voting equity securities of the Company. bowmo, became the surviving entity.

bowmo was incorporated under the laws of the State of Delaware on May 22, 2015. The Company’s vision is to complete a Vertically Integrated Business Model capable of providing services and added value to all segments of the HR-Tech market in the US and worldwide, including, but not limited to: Recruitment as a Service (“RaaS”), Software as a Service (“SaaS”) and e-Learning.

bowmo is located at 99 Wall Street, Suite, 891, New York City, New York 10005. The telephone number is (212) 398-0002 and our email address is press@bowmo.com

Please see our Form 8-K filed on May 10, 2022 for more information.

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

CRUZANI, INC.

Date: June 9, 2022	By:	Conrad Huss
	Name:	Conrad Huss
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)