Form 10-Q
period 2022-06-30
Cruzani, Inc.
filed 2022-08-15
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
☐
No
☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CZNI	OTC Markets - Other

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of
August 15
, 2022, there were 9,899,574,600 shares of Common Stock, par value $0.0001 per shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$284,820	$385
Accounts receivable	-	37,638

Total Assets	$284,820	$38,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$392,253	$65,853
Accrued expenses	286	286
Accrued interest	1,183,742	18,602
Accrued officer compensation	1,069,074	556,394
Convertible Notes	286,210	84,681
Put premium on stock settled debt	159,684	-
Derivative liability	-	110,992
Deferred revenue	-	3,108
Loans payable, current portion	257,185	-
Total Current Liabilities	3,348,434	839,916

Loans payable, net of current portion	306,815	40,401
Total Liabilities	3,655,249	880,317

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	33,815	-
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	50	-
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	50,000	-
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	12	-
Series E Preferred stock to be issued	166,331	-
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,000	-
Series AA Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 652,259 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	652
Series Super Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	1
Common stock 20,000,000,000 shares authorized, $0.0001 par value; 15,628,974,812 and 18,150,000 shares issued and outstanding, respectively at June 30, 2022 and December 31, 2021	156,290	18,150
Common stock to be issued, 2,550,000 and 0 shares as of June 30, 2022 and December 31, 2021, respectively	26	-
Treasury stock, at cost – 2,917 shares and 0 shares as of June 30, 2022 and December 31, 2021, respectively	(773,500)	-
Additional paid in capital	2,010,091	3,802,391
Accumulated deficit	(5,014,544)	(4,663,488)
Total Stockholders’ Deficit	(3,370,429)	(842,294)
Total Liabilities and Stockholders’ Deficit	$284,820	$38,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$61,181	$9,000	$149,848	$9,000
Cost of revenue	20,891	-	48,470	-

Gross profit	40,290	9,000	101,378	9,000

Operating expenses:
Compensation expense	101,017	103,267	203,285	204,535
Consulting fees	46,667	-	46,667	-
Professional fees	120,718	-	130,718	-
General and administrative	48,588	641	54,915	1,048

Total operating expenses	316,990	103,908	435,585	205,583

Loss from operations	(276,700)	(93,908)	(334,207)	(196,583)

Other income (expenses):
Interest expense	(38,150)	(23,397)	(43,160)	(58,947)
Gain on new methodology for accounting for debt conversion features	27,856		27,856
Change in fair value of derivative liability		(1,002)	(1,545)	68
Total other income (expenses)	(10,294)	(24,399)	(16,849)	(58,879)

Loss before income taxes	(286,994)	(118,307)	(351,056)	(255,462)
Provision for income taxes	-	-	-	-
Net Loss	(286,994)	(118,307)	(351,056)	(255,462)

Net loss per common share – basic and diluted	$-	$(0.01)	$-	$(0.01)
Weighted average common shares – basic and diluted	6,730,708,291	18,150,000	3,392,972,124	18,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Cruzani Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2022
(Unaudited)

			Super				Series B						Series G				Series E Preferred
	Series AA Preferred Stock		Preferred Stock		Series A Preferred Stock		Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Preferred Stock		Series G Preferred Stock		Stock to be issued		Common Stock		Common Stock	Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total

Balance December 31, 2021	652,259	652	500	1	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,150,000	18,150	—	3,802,391	—	(4,663,488)	(842,294)
																									—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(64,062)	(64,062)

Balance, March 31, 2022	652,259	652	500	1	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,150,000	18,150	—	3,802,391	—	(4,727,550)	(906,356)

Recapitalization at reverse merger - May 4, 2022	(652,259)	(652)	(500)	(1)	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	0	1,000,000	1,000	—	166,331	8,936,864,497	71,400	26	(2,630,899)	(773,500)	—	(3,082,418)

Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	306,220			306,220

Shares issued for extinguishment of convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,673,960,315	66,740	—	532,379	—	—	599,119

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(286,994)	(286,994)

Balance, June 30, 2022	—	—	—	—	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	0	1,000,000	1,000	—	166,331	15,628,974,812	156,290	26	2,010,091	(773,500)	(5,014,544)	(3,370,429)

Cruzani Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2022
(Unaudited)

																	Series E Preferred
	Series AA Preferred Stock		Super Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Stock to be issued		Common Stock		Additional Paid-In	Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total

Balance December 31, 2020	652,259	652	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,150,000	18,150	3,802,342	3,802,342	—	(4,397,571)	(576,427)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(137,155)	(137,155)

Balance, March 31, 2021	652,259	652	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,150,000	18,150	3,802,342	3,802,342	—	(4,534,726)	(713,582)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,307)

Balance, June 30, 2021	652,259	652	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,150,000	18,150	3,802,342	3,802,342	—	(4,653,033)	(713,582)

Cruzani, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net l oss	$(351,056)	$(255,462)
Adjustments to reconcile net l oss to net cash (used in) provided by operating activities:
Convertible debt issued for services	46,667	-
Gain on new methodology for accounting for debt conversion features	(27,856)	-
Expenses incurred on extinguishment of convertible debt and accrued interest	58,481	-
Change in fair value of derivative liability	1,545	(68)
Debt discount amortization	13,748	42,456
Interest expense incurred on put premium on stock settled debt	10,714	-
Changes in Operating Assets and Liabilities:
Accounts receivable	37,638	-
Accrued interest	18,698	16,491
Accrued officer compensation	59,347	196,630
Deferred revenue	(3,108)	-
Net Cash (Used in) provided by Operating Activities	(135,182)	47

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Merger	517	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	269,100	-
Proceeds from convertible notes	150,000
Net Cash Provided by Financing Activities	419,100	-

Net Increase in Cash	284,435	47
Cash at Beginning of Period	385	111
Cash at End of Period	$284,820	$158

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for extinguishment of debt and accrued interest	$374,185	$-
Tangible assets acquired in Merger	$3,082,419	$-
Equity acquired in Merger, net of cancellation of shares	$3,063,589	$-
Debt discount associated with issuance of warrants	$306,200	$-
Put premium on stock settled debt extinguishment	$466,454	$-
Issuance of Series G Preferred Stock	$1,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

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
 On May 4, 2022, the Company acquired Bowmo, Inc. (“Bowmo”), a privately held Delaware corporation formed in 2016. Upon completion of the acquisition, Bowmo is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Bowmo.

Reverse Merger and Corporate Restructure

On May 4, 2022, the Company entered into a merger agreement (the “Merger Agreement”) with Bowmo and Bowmo Merger Sub, Inc. to acquire Bowmo (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on May 4, 2022 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Bowmo will be exchanged for shares of the Company’s common stock and Bowmo became the Company’s wholly owned subsidiary.

The Merger was effected pursuant to the Merger Agreement. The Merger is being accounted for as a reverse merger whereby Bowmo is the acquirer for accounting purposes. Bowmo is considered the acquiring company for accounting purposes as upon completion of the Merger, Bowmo’s former stockholders held a majority of the voting interest of the combined company.

Pursuant to the Merger, the Company issued Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities to Bowmo’s stockholders.

Acquisition Accounting

The fair value of Cruzani assets acquired and liabilities assumed was based upon management’s estimates.

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	517
Accounts payable	(326,400)
Accrued interest	(1,197,027)
Accrued officer compensation	(453,333)
Convertible Notes	(620,933)
Put premium on stock settled debt	(230,743)
Loans payable	(254,500)
Net Tangible Assets Acquired	$(3,082,419)

Equity Acquired:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	(33,815)
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	(50)
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	(50,000)
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	(12)
Series E Preferred stock to be issued	(166,331)
Common stock 20,000,000,000 shares authorized, $0.00001 par value; 8,955,014,498 shares issued and outstanding	(89,550)
Treasury stock, at cost – 2,917 shares	773,500
Additional paid in capital	(2,648,676)

Consideration:
Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities to Bowmo’s stockholders

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2021 included on the Company’s Form 10-K. The results of the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2022 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Accounts receivable

Accounts receivable include amounts due from customers. The amounts as of June 30, 2022 and December 31, 2021 are certain to be collected and no amount has been accrued for doubtful accounts based on specific reviews performed by management.

Deferred Revenue

The Company’s deferred revenue consists of advance customer payments. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Deferred revenue as of June 30, 2022 and December 31, 2021 is summarized as follows:
	June 30, 2022	December 31, 2021
Recruiting as a service	-	3,108
Total deferred revenue	$-	$3.108

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when or as a performance obligation is satisfied.

The Company generates revenue from the following activities:

Software as a Service (“SaaS”):

The Company offers a subscription to its web-based software (“Application”) that assists employers find potential candidates for open positions. The Application automates the hiring processes with its while providing content, resources, and tools, such as video interviewing and cultural and technical assessments so that the Company’s customers can vet their candidates.

SaaS revenues are recognized over the term of the subscription for access to the Company’s Application. Revenue is recognized monthly over the subscription term. Any payments received prior to the time passing to provide the subscription services are recorded as deferred revenue on the balance sheets.

Recruiting as a Service (“RaaS”):

RaaS allows the Company’s customers to outsource the management of their recruiting process allowing the Company to use the Application to assist its customers hiring needs by strategically gearing the service to reach the customer’s objectives. Revenue from RaaS consists of monthly billing to the customer for services provided.

RaaS revenue is billed to the Company’s customers monthly. Revenues are recognized on a gross basis when each monthly subscription service is completed.

Direct Placement:

The Company generates direct placement revenue by earning one-time fees for each time an employer hires one of the candidates that the Company refers. The Company sources qualified candidate referrals for the employers’ available jobs through the use of the Company’s Application. Upon the employer hiring one or more of the Company’s candidate referrals, the Company earns the direct placement fee, which consists of an amount agreed upon between the Company and its customers. The fee is a percentage of the referred candidates’ first year’s base salary.

Direct placement revenues are recognized on a gross basis on the date of hire of the candidate placed with an employer, as it is more than probable that a significant revenue reversal will not occur.
This fee is only charged to the employer. Any payments received prior to the hire date are recorded as deferred revenue on the unaudited condensed
balance sheets. Payments for recruitment services are typically due within 30 days of completion of services.

Direct placement revenue is subject to a 90-180 day guarantee that the candidate will not resign or be terminated in that time period. The Company uses historical evidence as well as additional factors to determine and estimate the amount of consideration received that the Company does not expect to be entitled to. For any amounts received for which the Company does not expect to be entitled, it would not recognize revenue when the candidate is hired but would recognize those amounts received as a refund liability. The Company included in the transaction price the estimated amount of variable consideration per the expected value method. A refund liability would be credited for the difference between cash consideration received and variable consideration recognized. The refund liability would be updated at the end of each reporting period for any changes in circumstances. As of June 30, 2022 and December 31, 2021, there was no refund liability on the unaudited condensed
balance sheets as historically no direct placement revenue has been refunded to the Company.

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Revenue Disaggregation

For the three and six months ended June 30, 2022 and 2021, revenues can be categorized into the following:

	Three months ended
	June 30, 2022	June 30, 2021

Direct placement	$61,000	$-
Recruiting as a Service	181	9,000
Total revenues	$61,181	$9,000

	Six months ended
	June 30, 2022	June 30, 2021

Direct placement	$100,750	$-
Recruiting as a Service	49,098	9,000
Total revenues	$149,848	$9,000

Cost of Revenues

Cost of revenue consist of employee costs, third party staffing costs, hosting service fees, and other fees, outsourced recruiter fees and commissions.

Concentrations of credit risk

Financial instruments which potentially subject the Company to credit risks consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are held in United States financial institutions. At times such amounts may exceed federally insured limits.

As of June 30, 2022, no customers accounted for more than 10% of accounts receivable. As of December 31, 2021, two customers accounted for more than 10% of accounts receivable, at 80% and 19%, for a total of 99%.

During the three months ended June 30, 2022, two customers accounted for more than 10% of revenue, at 83% and 11%, for a total of 94%. During the three months ended June 30, 2021, one customer accounted for more than 10% of revenue at 100%.

During the six months ended June 30, 2022, four customers accounted for more than 10% of revenue, at 60%, 14%, 14% and 12%, for a total of 100%. During the six months ended June 30, 2021, one customer accounted for more than 10% of revenue at 100%.

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
June 30, 2022

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s derivative liability and warrants are measured at fair value. The Company’s derivative instruments and warrants are valued using Level 3 fair value inputs. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of June 30, 2022 and December 31, 2021, respectively:

	Fair Value at June 30,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-	$-
Warrants	$293,096	$-	$-	$293,096

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Derivative liability	$110,992	$-	$-	$110,992
Warrants	$-	$-	$-	$-

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2022 and 2021:

Balance at December 31, 2020	$93,172
Addition of new derivative liabilities	-
Change in fair value of derivative liability	(68)
Balance at June 30, 2021	$93,104

Balance at December 31, 2021	$110,992
Change in fair value of derivative liability	1,545
Transfer to put premium	(112,537)
Balance at June 30, 2022	$472,605

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

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

Income Taxes

The unaudited condensed financial statements have been prepared in conformity with FASB Accounting Standards Codification 740 (“ASC 740”),
Income Taxes
. In accordance with ASC 740, deferred taxes are provided based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred taxes are measured using the enacted tax rates expected to be applied when temporary differences are settled or realized.

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not recognize any interest or penalties during the three and six months ended June 30, 2022 and 2021, nor did it have any interest or penalties accrued as of June 30, 2022 and December 31, 2021.

Equity-based compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Earnings (Loss) per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated by dividing earnings (loss) by the weighted number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Accordingly, the outstanding Series Preferred Stock is considered anti-dilutive at June 30, 2022 and 2021, respectively. The outstanding stock options and warrants are considered anti-dilutive at June 30, 2022 and 2021.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of ($5,014,544). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes deposits on account held in escrow by our attorney. As of June 30, 2022 and December 31, 2021, the balances were as follows:

	June 30, 2022	December 31, 2021
Total	$517	$-

NOTE 4 – ACCRUED INTEREST

Accrued interest represents interest accrued on our long term indebtedness. A reconciliation of accrued interest at June 30, 2022 follows below:

Balance at December 31, 2021	$18,602
Add: Accrued interest acquired in Merger	1,197,027
Add: Accrued interest on outstanding indebtedness	18,698
Less: Accrued interest extinguished on conversions of debt	(50,585)
Accrued interest, June 30, 2022	$1,183,742

NOTE 5 – CONVERTIBLE NOTES

On June 15, 2022, the Company issued a $165,000 convertible promissory note (the “Convertible Note”) to Trillium Partners, LP in exchange for $150,000. The Convertible Note bears interest at 12%, per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. The note converts at $0.0001 per common share and Trillium Partners LP may elect to convert 1,500,000 shares of the Company’s common stock at any time.

The following table summarizes the convertible notes as of June 30, 2022 and December 31, 2021:

Creditor	Date Issued	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
Travel Data Solutions, Inc.	18-Nov-17	10%	30-Nov-19	$100,000	$-
Travel Data Solutions, Inc.	18-Jan-19	10%	31-Jan-20	25,000	-
Third Party	07-Jul-20	10%	07-Jul-21	84,681	84,681
Trillium Partners, LP	25-May-21	12%	25-May-22	22,000	-
Trillium Partners, LP	6-Jul-21	10%	06-Jul-22	22,000	-
Frondeur Partners LLC	1-Dec-21	10%	30-Sep-22	25,000	-
Frondeur Partners LLC	1-Jan-21	10%	30-Oct-22	25,000	-
Frondeur Partners LLC	01-Feb-22	10%	30-Nov-22	25,000	-
Frondeur Partners LLC	01-Mar-22	10%	31-Dec-22	25,000	-
Frondeur Partners LLC	1-Apr-21	10%	31-Jan-23	25,000	-
Frondeur Partners LLC	01-May-22	10%	28-Feb-23	25,000	-
Frondeur Partners LLC	01-Jun-22	10%	31-Mar-23	25,000	-
Trillium Partners, LP	15-June-22	12%	15-Jun-23	165,000	-
Total				$593,681	$84,681
Less: debt discount				(307,471)	-
Convertible notes payable, total				286,210	84,681

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

NOTE 6 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	June 30, 2022	December 31, 2021
Loan 1	1%	$27,000	$-
Loan 2	1%	3,000	-
Loan 3	8%	64,000	-
Loan 4	8%	160,500	-
Loan 5	3.75%	309,500	40,400
Total		$564,000	$40,400

Loans 1 through 4 are past due as of the issuance of these financial statements.

Loan 1)
On May 30, 2013 and August 12, 2013, the Company received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.

Loan 2)
On February 27, 2014, and March 19, 2015, the Company received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.

Loan 3)
On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, the Company entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.

Loan 4)
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

Loan 5) In February 2022, the Company agreed to the second and third modifications of the Economic Injury Disaster Loan (“EIDL” or “Loan 5”). The EIDL was modified to include additional borrowings of $269,200, which were received in full in February 2022. Periodic monthly payments have increased to $1,506. Additionally, the Company entered into an amended security agreement with the SBA in which this promissory note, and the modifications, is collateralized by certain of the Company’s property as specified within the amended security agreement.

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Annual
maturities of the loans payable are as follows:

For the year ending	Amount
December 31, 2022 (remainder of year)	$254,500
December 31, 2023	5,994
December 31, 2024	6,807
December 31, 2025	7,066
December 31, 2026	7,336
Thereafter	282,297
Total payments	564,000

NOTE 7 – PUT PREMIUM ON STOCK SETTLED DEBT

At the end of the quarter ended June 30, 2022, the Company decided to adopt ASC 480- ” Distinguishing Liabilities from Equity.” When the enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the note date with a charge to interest expense.

In previous quarters, the Company had recorded such items as derivative liabilities. Thusly, there was a charge to put premium on stock settled debt and a decrease to derivative liability. On a going-forward basis, all put premiums will be charged to interest expense.

The reconciliation of put premium on stock settled debt is as follows

Balance at December 31, 2021	$-
Add: put premium acquired in Merger	230,743
Add: Gain on new methodology for accounting for debt conversion features	84,681
Add: put premium on new debt issuances	10,714
Less: put premium on convertible debt extinguished	(166,457)
Balance at June 30, 2022	$159,681

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Put premium on stock settled debt by individual note is as follows:

Creditor	Date Issued	Maturity Date	30-Jun-22	Discount Percentage	Put premium on stock settled debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	-	$-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	$25,000	-	-
Third party	7-Jul-20	7-Jul-21	84,681	50%	84,681
Trillium Partners, LP	25-May-21	25-May-22	22,000	0%	-
Trillium Partners, LP	06-Jul-21	06-Jul-22	22,000	0%	-
Frondeur Partners LLC	01-Dec-21	30-Sep-22	25,000	30%	10,714
Frondeur Partners LLC	01-Jan-22	31-Oct-22	25,000	30%	10,714
Frondeur Partners LLC	01-Feb-22	30-Nov-22	25,000	30%	10,714
Frondeur Partners LLC	01-Mar-22	31-Dec-22	25,000	30%	10,714
Frondeur Partners LLC	01-Apr-22	31-Jan-23	25,000	30%	10,714
Frondeur Partners LLC	01-May-22	28-Feb-23	25,000	30%	10,714
Frondeur Partners LLC	01-Jun-22	31-Mar-23	25,000	30%	10,716
Trillium Partners, LP	15-Jun-22	15-Jun-23	150,625	0%	-
Put premium on stock settled debt			$588,156		$159,681

NOTE 8 – DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures summarized in Note 5, and its convertible preferred Series E stock. contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments. Commencing with the second quarter of 2022, the Company changed its accounting treatment for such securities by recording the derivative feature as a put premium on stock settled debt. See Note 7 above for further discussion.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:
A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase that are categorized within Level 3 of the fair value hierarchy for the periods ended June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Stock price	-	$0.10
Exercise price	-	$0.05
Contractual term (in years)	-	0.66
Volatility (annual)	-	83%
Risk-free rate	-	0.39%

NOTE 9 – COMMON STOCK

The Company has been authorized to issue 20,000,000,000 shares of common stock, $0.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

During the six months ended June 30, 2022, the Company issued
7,662,768,291
shares of common stock for the extinguishment of convertible debt as follows:

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Livingston Asset Management LLC	7-Mar-22	154,190,143	$25,000	$4,085	$3,295	$32,380
Livingston Asset Management LLC	7-Mar-22	152,370,190	25,000	3,703	3,295	31,998
Trillium Partners, LP	7-Mar-22	220,029,400	17,000	4,085	3,295	24,380
Livingston Asset Management LLC	17-Mar-22	462,218,243	25,000	3,295	3,295	31,590
Livingston Asset Management LLC	6-May-22	315,275,000	9,500	2,969	3,295	15,764
Livingston Asset Management LLC	6-May-22	392,525,000	12,500	3,831	3,295	19,626
Livingston Asset Management LLC	19-May-22	50,910,200	1,100	396	1,050	2,546
Livingston Asset Management LLC	19-May-22	185,850,000	4,500	1,498	3,295	9,293
Livingston Asset Management LLC	6-Jun-22	376,768,000	18,750	4,329	3,295	26,374
Livingston Asset Management LLC	6-Jun-22	316,566,800	10,000	3,773	2,055	15,828
Livingston Asset Management LLC	10-Jun-22	163,772,200	-	6,134	2,055	8,189
Livingston Asset Management LLC	14-Jun-22	140,214,000	6,250	270	3,295	9,815
Oscalata partners LLC	15-Jun-22	300,727,400	11,000	741	3,295	15,036
Livingston Asset Management LLC	17-Jun-22	467,932,429	25,000	4,460	3,295	32,755
Livingston Asset Management LLC	17-Jun-22	463,470,571	25,000	4,148	3,295	32,443
Livingston Asset Management LLC	22-Jun-22	458,010,714	25,000	3,766	3,295	32,061
Livingston Asset Management LLC	23-Jun-22	453,588,000	25,000	3,456	3,295	31,751
Livingston Asset Management LLC	23-Jun-22	443,529,286	25,000	2,752	3,295	31,047
Livingston Asset Management LLC	27-Jun-22	434,833,714	25,000	2,023	3,415	30,438
Livingston Asset Management LLC	27-Jun-22	413,336,143	25,000	519	3,415	28,934
Livingston Asset Management LLC	28-Jun-22	434,891,429	25,000	2,027	3,415	30,442
Livingston Asset Management LLC	29-Jun-22	432,347,429	25,000	1,849	3,415	30,264
Frondeur Partners, LLC	30-Jun-22	429,412,000	25,000	1,644	3,415	30,059
Total		7,662,768,291	$415,600	$65,753	$71,660	$553,013

NOTE 10 – WARRANTS

In connection with the issuance of a convertible note with Frondeur Partners, LLC (“Frondeur”) and funding of $25,000 on the Note, the Company also issued a common stock purchase warrant to purchase up to 62,500,000 shares of the Company’s common stock pursuant to the terms therein as a commitment fee.

These warrants have an exercise price per share of $0.0001 the above and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $12,493 at June 30, 2022 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.0001, 2.94% risk free rate, 300.20% volatility and expected life of the warrants of 5 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

In connection with the issuance of a convertible note with Trillium Partners, LP (“Trillium”) and funding of $165,000 on the Note, the Company also issued a common stock purchase warrant to purchase up to 1,500,000 shares of the Company’s common stock pursuant to the terms therein as a commitment fee.

These warrants have an exercise price per share of $0.0001 the above and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $299,974 at June 30, 2022 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.0001, 3.39% risk free rate, 288.23% volatility and expected life of the warrants of 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2021	-	$.-	$-

Issued	1,562,500,000	$0.0001	$0.0002
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2022	1,562,500,000	$0.0001	$0.0002

Exercisable, June 30, 2022	1,562,500,000	$0.0001	$0.0002

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

Range of Exercise Prices	Number Outstanding June 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0001	1,562,500,000	6.92 years	$0.0001

NOTE 11 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock
, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock.
As of June 30, 2022, and December 31, 2021, there are 0 and 652,759 shares of Series AA and Super preferred stock outstanding, respectively.

Series A Convertible Preferred Stock
, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends.
As of June 30, 2022, and December 31, 2021, there are 3,381,520 and 0 shares of Series A preferred stock outstanding, respectively.

Series B Convertible Preferred Stock
, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends.
As of June 30, 2022, and December 31, 2021, there are 5,000 and 0 shares of Series B preferred stock outstanding, respectively.

Series C Convertible Preferred Stock
, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock.
As of June 30, 2022, and December 31, 2021, there are 5,000,000 and 0 shares of Series C preferred stock outstanding, respectively.

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Series D Convertible Preferred Stock
, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends.
As of June 30, 2022, and December 31, 2021, there are 125,000 and 0 shares of Series D preferred stock outstanding, respectively.

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

Series F Convertible Preferred Stock
,
has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the current conversion rate of 93,761,718 shares of common stock for one share of Series F Preferred Stock. Each share is entitled to 93,761,718 votes, voting with the common stock as a single class, has no liquidation rights and is not entitled to receive dividends.
As of June 30, 2022 and December 31, 2021, there are 101 and 0 s hares of Series F
 preferred stock issued.

Series G Convertible Preferred Stock
,
has a par value of $0.001, may be converted at the holder’s election into shares of common stock for a period ending 18 months following issuance at the conversion rate that will result, in the aggregate, in the holders of Series G Preferred Stock receiving that number of shares of Common Stock which equals Seventy Eight Percent (78%) of the total issued and outstanding shares of commons stock of the company on a fully diluted basis. The Series G Preferred Stock shall vote with the common stock as a single class, has liquidation rights of $0.001 per share and is entitled to receive an annal dividend of 6% of the Stated Value (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation, or conversion.
There are 1,000,000 and 0 shares of Series G preferred stock issued as of June 30, 2022 and December 31, 2021, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2022 and 2021, expenses of $19,875 and $0 were incurred for recruitment services by an entity owned by Michael Neece, Chief Marketing Officer.

For the six months ended June 30, 2022 and 2021, expenses of $40,875 and $0 were incurred for recruitment services by an entity owned by Michael Neece, Chief Marketing Officer.

Through June 30, 2022, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employee agreements. The agreements provide for a salary of $200,000 and 180,000 per year, respectively. As of June 30, 2022, $597,074 has been credited to accrued compensation.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of June 30, 2022, $472,000 has been credited to accrued compensation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Potential Acquisitions

In 2021, the Company signed two letters of intent to acquire substantially all the assets of Talent Coefficient, LLC and to acquire the business and assume the liabilities of Interview Mastery, Inc. As of June 30, 2022, the consideration for these acquisitions has not been determined and these acquisitions have not been completed.

COVID-19 pandemic contingencies

The spread of the COVID-19 outbreak in the United States has resulted in economic uncertainties which may negatively impact the Company’s business operations. While the disruption is expected to be temporary, there is uncertainty surrounding the duration and extent of the impact. The impact of the coronavirus outbreak on the unaudited condensed financial statements cannot be reasonably estimated at this time.

Cruzani, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2022

Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. While we do not anticipate any material impact to our business operations as a result of the coronavirus, in the event of a major disruption caused by the outbreak of pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry, and workforce.

Legal

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2022 and December 31, 2021.

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

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

Revenues for the three months ended June 30, 2022 totaled $61 thousand, an increase of $52 thousand or 580% compared to $9 thousand of revenues for the three months ended June 30, 2021. This was primarily a result of increased operations for the three months ended June 30, 2022.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 totaled $21 thousand, an increase of $21 thousand or 100% compared to $0 cost of revenues for the three months ended June 30, 2021. This was primarily a result of increased revenue activities, resulting in increased costs for the three months ended June 30, 2022.

Compensation Expense

Compensation expense for the three months ended June 30, 2022 and June 30, 2021 was $101 thousand and $103 thousand, respectively, and consists entirely of compensation paid to officers..

Consulting Fees

Consulting fees for the three months ended June 30, 2022 was $47 thousand, an increase of $47 thousand or 100% from $0 through the three months ended June 30, 2021. The increase is due to the consulting contract acquired in the Merger on May 4, 2022 with a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 were $49 thousand compared to $641 for the three months ended June 30, 2021. The increase was primarily due to payments for investor relations.

Professional fees

Professional fees for the three months ended June 30, 2022 were $121 thousand, an increase of $121 thousand or 100% compared to $0 for the three months ended June 30, 2021. The increase in expenses were due to greater legal expenses and expenses associated with the extinguishment of debt.

Other Income (Expense)

Total other expense for the three months ended June 30, 2022 were $10 thousand, a decrease of $14 thousand or 58% compared to $24 thousand of expense for the three months ended June 30, 2021. The decrease is a result of the gain on new methodology for accounting for debt conversion features, offset by the decrease in interest expense

Net Loss

The Company had a net loss of $287 thousand for the three months ended June 30, 2022, as compared to a net loss of $119 thousand for the three months ended June 30, 2021. The increase in net loss is a result of the explanations above.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

Revenues for the six months ended June 30, 2022 totaled $150 thousand, an increase of $141 thousand or 1565% compared to $9 thousand of revenues for the six months ended June 30, 2021. This was primarily a result of increased operations for the three months ended June 30, 2022.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2022 totaled $48 thousand, an increase of $48 thousand or 100% compared to $0 cost of revenues for the six months ended June 30, 2021. This was primarily a result of increased revenue activities, resulting in increased costs for the three months ended June 30, 2022.

Compensation Expense

Compensation expense for the six months ended June 30, 2022 and June 30, 2021 was $203 thousand and $204 thousand, respectively, and consists entirely of compensation paid to officers..

Consulting Fees

Consulting fees for the three months ended June 30, 2022 was $47 thousand, an increase of $47 thousand or 100% from $0 through the six months ended June 30, 2021. The increase is due to the consulting contract acquired in the Merger on May 4, 2022 with a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 were $55 thousand compared to $1 thousand for the six months ended June 30, 2021. The increase was primarily due to payments for investor relations.

Professional fees

Professional fees for the six months ended June 30, 2022 were $131 thousand, an increase of $131 thousand or 100% compared to $0 for the six months ended June 30, 2021. The increase in expenses were due to greater legal expenses and expenses associated with the extinguishment of debt.

Other Income (Expense)

Total other expense for the six months ended June 30, 2022 were $17 thousand, a decrease of $59 thousand or 58% compared to $24 thousand of expense for the three months ended June 30, 2021. The decrease is a result of the gain on new methodology for accounting for debt conversion features, offset by the decrease in interest expense

Net Loss

The Company had a net loss of $351 thousand for the three months ended June 30, 2022, as compared to a net loss of $255 thousand for the three months ended June 30, 2021. The increase in net loss is a result of the explanations above.

Quarterly Developments

None.

Significant Developments

Acquisition of Bowmo, Inc.

On May 4, 2022, the Company entered into a merger agreement (the “Merger Agreement”) with Bowmo and Bowmo Merger Sub, Inc. to acquire Bowmo (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on May 4, 2022 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Bowmo will be exchanged for shares of the Company’s common stock and Bowmo became the Company’s wholly owned subsidiary.

The Merger was effected pursuant to the Merger Agreement. The Merger is being accounted for as a reverse merger whereby Bowmo is the acquirer for accounting purposes. Bowmo is considered the acquiring company for accounting purposes as upon completion of the Merger, Bowmo’s former stockholders held a majority of the voting interest of the combined company.

Pursuant to the Merger, the Company issued Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities to Bowmo’s stockholders.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $(5,014,544). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2022.

The following aspects of the Company were noted as potential material weaknesses:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2022 and December 31, 2021. The management is having discussions with respect to the timing and structure of the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 30, 2022 See Note Nine above for all unregistered sales of equity during the three and six months ended June 30, 2022.

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

CRUZANI, INC.

Date: August 15, 2022	By:	Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)

