Form 10-Q/A
period 2022-06-30
Cruzani, Inc.
filed 2022-08-17
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
, 2022, there were 18,572,705,574 shares of Common Stock, par value $0.0001 per shares outstanding.

Explanatory Note

Cruzani Inc. (the “
Company
”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “
Amendment
”) to amend its Annual Report on Form 10-Q for the quarter ended June 30, 2022, as filed by the Company with the Securities and Exchange Commission (the “
SEC
”) on August 15, 2022 (the “
Original Form 10-Q
”). The purpose of this Amendment is to do the following: correct the reported number of shares of common stock outstanding as of August 15, 2022.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after August 15, 2022) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

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

CRUZANI, INC.

Date: August 17 , 2022	By:	Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)

