Form 10-Q
period 2022-09-30
bowmo, Inc.
filed 2022-11-21
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.:
000-54624

BOWMO, INC.
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
☐
 No
☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	BOMO	OTC Markets - Other

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2022, there were 24,709,904,359 shares of Common Stock, par value $0.0001 per shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bowmo, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$95,088	$385
Accounts receivable	-	37,638

Total Assets	$95,088	$38,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$417,253	$65,853
Accrued expenses	286	286
Accrued interest	753,985	18,602
Accrued officer compensation	1,007,292	556,394
Convertible Notes	362,325	84,681
Put premium on stock settled debt	156,116	-
Derivative liability	-	110,992
Deferred revenue	-	3,108
Loans payable, current portion	257,185	-
Total Current Liabilities	2,954,442	839,916

Loans payable, net of current portion	306,815	40,401
Total Liabilities	3,261,257	880,317

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	33,815	-
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	50	-
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	50,000	-
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	12	-
Series E Preferred stock to be issued	166,331	-
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,000	-
Series AA Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 652,259 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	652
Series Super Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 500 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	1
Common stock 20,000,000,000 shares authorized, $0.0001 par value; 15,628,974,812 and 18,150,000 shares issued and outstanding, respectively at September 30, 2022 and December 31, 2021	218,358	18,150
Common stock to be issued, 2,550,000 and 0 shares as of September 30, 2022 and December 31, 2021, respectively	26	-
Treasury stock, at cost – 2,917 shares and 0 shares as of September 30, 2022 and December 31, 2021, respectively	(773,500)	-
Additional paid in capital	2,711,866	3,802,391
Accumulated deficit	(5,574,127)	(4,663,488)
Total Stockholders’ Deficit	(3,166,169)	(842,294)
Total Liabilities and Stockholders’ Deficit	$95,088	$38,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Bowmo, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$-	$67,400	$149,848	$76,400
Cost of revenue	-	178	48,470	178
Gross profit (loss)	-	67,222	101,378	76,222

Operating expenses:
Compensation expense	98,375	102,268	301,660	306,803
Consulting fees	75,000	-	121,667	-
Professional fees	117,119	-	247,837	-
General and administrative	68,820	12,879	123,735	13,927
		-		-
Total operating expenses	359,314	115,147	794,899	320,730

Loss from operations	(359,314)	(47,925)	(693,521)	(244,508)

Other income (expenses):
Interest expense	(200,269)	(2,135)	(243,429)	(61,082)
Gain on new methodology for accounting for debt conversion features	-	-	27,856	-
Change in fair value of derivative liability	-	(17,538)	(1,545)	(17,470)
Total other income (expenses)	(200,269)	(19,673)	(217,118)	(78,552)

Loss before income taxes	(559,583)	(67,598)	(910,639)	(323,060)
Provision for income taxes	-	-	-	-
Net Loss	(559,583)	(67,598)	(910,639)	(323,060)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average common shares – basic and diluted	18,514,334,448	18,150,000	8,488,815,838	18,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Bowmo Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Three and Nine months Ended September 30, 2022
(Unaudited)

	Series AA		Su per		Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred					Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		Common Stock	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Stock	Deficit	Total
Balance December 31, 2021	652,259	652	500	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	-	3,802,391	-	(4,663,488)	(842,294)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(64,062)	(64,062)
Balance, March 31, 2022	652,259	652	500	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	-	3,802,391	-	(4,727,550)	(906,356)
Recapitalization at reverse merger - May 4, 2022	(652,259)	(652)	(500)	(1)	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	0	1,000,000	1,000	-	166,331	8,936,864,497	71,400	26	(2,630,899)	(773,500)	-	(3,082,418)
Warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	306,220	-	-	306,220
Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,673,960,315	66,740	-	532,379	-	-	599,119
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(286,994)	(286,994)
Balance, June 30, 2022	-	-	-	-	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	0	1,000,000	1,000	-	166,331	15,628,974,812	156,290	26	2,010,091	(773,500)	(5,014,544)	(3,370,429)
Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,206,841,792	62,068	-	676,812	-	-	738,880
Warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	24,963	-	-	24,963
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(559,583)	(559,583)
Balance, September 30, 2022	-	-	-	-	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	0	1,000,000	1,000	-	166,331	21,835,816,604	218,358	26	2,711,866	(773,500)	(5,574,127)	(3,166,169)

	Seri es AA		Su per		Series A		Ser ies B		Ser ies C		Serie s D		Series F		Seri es G		Series E Preferred				Additional	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		Paid-In	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance December 31, 2020	652,259	652	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	3,802,342	3,802,342	-	(4,397,571)	(576,427)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(137,155)	(137,155)
Balance, March 31, 2021	652,259	652	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	3,802,342	3,802,342	-	(4,534,726)	(713,582)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(118,307)	(118,307)
Balance, June 30, 2021	652,259	652	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	3,802,342	3,802,342	-	(4,653,033)	(831,889)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(67,598)	(67,598)
Balance, September 30, 2021	652,259	652	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	3,802,342	3,802,342	-	(4,720,631)	(899,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Bowmo, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net l oss		$(910,639)	$(323,060)
Adjustments to reconcile net l oss to net cash (used in) provided by operating activities:
Convertible debt issued for services		123,757	-
Gain on new methodology for accounting for debt conversion features		(27,856)	-
Expenses incurred on extinguishment of convertible debt and accrued interest		90,246	-
Change in fair value of derivative liability		1,545	17,470
Debt discount amortization		109,236	42,456
Interest expense incurred on put premium on stock settled debt		60,717	-
Changes in Operating Assets and Liabilities:
Accounts receivable		37,638	(28,500)
Accrued interest		73,485	18,626
Accrued officer compensation		22,565	273,887
Deferred revenue		(3,108)	-
Net Cash (Used in) provided by Operating Activities		(422,414)	879

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Merger		517	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable		269,100	-
Proceeds from convertible notes		247,500	-
Net Cash Provided by Financing Activities		516,600	-

Net Increase in Cash		94,703	879
Cash at Beginning of Period		385	111
Cash at End of Period		$95,088	$990

Cash paid during the period for:
Interest	$		$-
Income taxes		$-	$-

Supplemental disclosure of non-cash activity:
Common stock issued for extinguishment of debt and accrued interest		$1,027,729	$-
Tangible assets acquired in Merger		$3,082,419	$-
Equity acquired in Merger, net of cancellation of shares		$3,063,589	$-
Debt discount associated with issuance of warrants		$333,893	$-
Put premium on stock settled debt extinguishment		$220,025	$-
Issuance of Series G Preferred Stock		$1,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Reverse Merger and Corporate Restructure

On May 4, 2022, Cruzani, Inc. (“Cruzani” or the “Predecessor”) entered into a merger agreement (the “Merger Agreement”) with Bowmo, Inc. (“Bowmo”) and Bowmo Merger Sub, Inc. to acquire Bowmo. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on May 4, 2022 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Bowmo will be exchanged for shares of Cruzani’s common stock and Bowmo became Cruzani’s wholly owned subsidiary.

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

Organization and Business

Bowmo, Inc. (FKA Cruzani, Inc.) (the “Company”) offers recruiting software and services with the use of its AI-driven platform to connect potential candidates to employers. The Company was incorporated as a Delaware corporation in 2016.

Cruzani had been a franchise development company that builds and represents popular franchise concepts, and other related businesses, throughout the United States as well as international markets. The Company was originally formed as a limited liability company on February 5, 1999 under the name The Powerhouse, L.L.C. pursuant to the laws of the State of Oklahoma. On November 9, 2006, Powerhouse Productions, L.L.C. filed Articles of Conversion changing the entity from a limited liability company to a corporation under the name Harcom Productions, Inc. On January 25, 2010, Articles of Merger were filed with the State of Oklahoma merging U.S. Highland, Inc., an Oklahoma corporation into Harcom Productions, Inc. and the name of the corporation was changed to US Highland, Inc. US Highland, Inc. was a recreational power sports Original Equipment Manufacturer (“OEM”), developing motorcycles, quads, single cylinder engines, and v-twin engines under its own brand and for other OEMs. During 2017, Cruzani exited the recreational power sports OEM and leisure activity vehicles markets.

Acquisition Accounting

The fair value of Bowmo assets acquired and liabilities assumed was based upon management’s estimates.

The following table summarizes the allocation of purchase price of the acquisition:

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

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

Consideration:
Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities to Bowmo’s stockholders

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2021 included on the Company’s Form 10-K. The results of the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2022 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Accounts receivable

Accounts receivable include amounts due from customers. The amounts as of September 30, 2022 and December 31, 2021 are certain to be collected and no amount has been accrued for doubtful accounts based on specific reviews performed by management.

Deferred Revenue

The Company’s deferred revenue consists of advance customer payments. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Deferred revenue as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Recruiting as a service	-	3,108
Total deferred revenue	$-	$3.108

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

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

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

Direct placement revenue is subject to a 90-180 day guarantee that the candidate will not resign or be terminated in that time period. The Company uses historical evidence as well as additional factors to determine and estimate the amount of consideration received that the Company does not expect to be entitled to. For any amounts received for which the Company does not expect to be entitled, it would not recognize revenue when the candidate is hired but would recognize those amounts received as a refund liability. The Company included in the transaction price the estimated amount of variable consideration per the expected value method. A refund liability would be credited for the difference between cash consideration received and variable consideration recognized. The refund liability would be updated at the end of each reporting period for any changes in circumstances. As of September 30, 2022 and December 31, 2021, there was no refund liability on the unaudited condensed balance sheets as historically no direct placement revenue has been refunded to the Company.

Revenue Disaggregation

For the three and nine months ended September 30, 2022 and 2021, revenues can be categorized into the following:

	Three months ended
	September 30, 2022	September 30, 2021

Direct placement	$-	$46,100
Recruiting as a Service	-	21,300
Total revenues	$-	$67,400

	Nine months ended
	September 30, 2022	September 30, 2021

Direct placement	$100,750	$46,100
Recruiting as a Service	49,098	30,300
Total revenues	$149,848	$76,400

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

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

As of September 30, 2022, no customers accounted for more than 10% of accounts receivable. As of December 31, 2021, two customers accounted for more than 10% of accounts receivable, at 80% and 19%, for a total of 99%.

During the three months ended September 30, 2022, no customers accounted for more than 10% of revenue. During the three months ended September 30, 2021, three customer accounted for more than 10% of revenue, at 42%, 32% and 26%, for a total of 100%.

During the nine months ended September 30, 2022, four customers accounted for more than 10% of revenue, at 60%, 14%, 14% and 12%, for a total of 100%. During the nine months ended September 30, 2021, four customers accounted for more than 10% of revenue, at 37%, 28%, 23% and 12%, for a total of 100%.

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

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of September 30, 2022 and December 31, 2021, respectively:

	Fair Value at September 30,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-	$-
Warrants	$328,694	$-	$-	$328,694

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Derivative liability	$110,992	$-	$-	$110,992
Warrants	$-	$-	$-	$-

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2022 and 2021:

Balance at December 31, 2020	$93,172
Addition of new derivative liabilities	-
Change in fair value of derivative liability	17,470
Balance at September 30, 2021	$110,642

Balance at December 31, 2021	$110,992
Change in fair value of derivative liability	1,545
Transfer to put premium	(112,537)
Balance at September 30, 2022	$-

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

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

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

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not recognize any interest or penalties during the three and nine months ended September 30, 2022 and 2021, nor did it have any interest or penalties accrued as of September 30, 2022 and December 31, 2021.

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

Earnings (Loss) per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated by dividing earnings (loss) by the weighted number of common shares outstanding. If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Accordingly, the outstanding Series Preferred Stock is considered anti-dilutive at September 30, 2022 and 2021, respectively. The outstanding stock options and warrants are considered anti-dilutive at September 30, 2022 and 2021.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of ($5,574,127). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes deposits on account held in escrow by our attorney. As of September 30, 2022 and December 31, 2021, the balances were as follows:

	September 30, 2022	December 31, 2021
Total	$517	$-

NOTE 4 – ACCRUED INTEREST

Accrued interest represents interest accrued on our long term indebtedness. A reconciliation of accrued interest at September 30, 2022 follows below:

Balance at December 31, 2021	$18,602
Add: Accrued interest acquired in Merger	1,197,027
Add: Accrued interest on outstanding indebtedness	73,485
Less: Accrued interest extinguished on conversions of debt	(535,129)
Accrued interest, September 30, 2022	$753,985

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

The following table summarizes the convertible notes as of September 30, 2022 and December 31, 2021:

Creditor	Date Issued	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
Travel Data Solutions, Inc.	18-Nov-17	10%	30-Nov-19	$100,000	$-
Travel Data Solutions, Inc.	18-Jan-19	10%	31-Jan-20	25,000	-
Third Party	07-Jul-20	10%	07-Jul-21	84,681	84,681
Trillium Partners, LP	1-Apr-22	10%	31-Mar-23	11,000	-
Trillium Partners, LP	14-Apr-22	10%	14-Apr-23	11,000	-
Frondeur Partners LLC	01-May-22	10%	28-Feb-23	25,000	-
Frondeur Partners LLC	01-Jun-22	10%	31-Mar-23	25,000	-
Trillium Partners, LP	1-Jun-22	10%	1-Jun-23	7,800	-
Trillium Partners, LP	15-June-22	12%	15-Jun-23	165,000	-
Trillium Partners, LP	05-Aug-22	12%	28-Jun-23	110,000
Frondeur Partners LLC	01-Aug-22	10%	28-Feb-23	50,000	-
Total				$614,481	$84,681
Less: debt discount				(252,156)	-
Convertible notes payable, total				362,325	84,681

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

NOTE 6 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	September 30, 2022	December 31, 2021
Loan 1	1%	$27,000	$-
Loan 2	1%	3,000	-
Loan 3	8%	64,000	-
Loan 4	8%	160,500	-
Loan 5	3.75%	309,500	40,400
Total		$564,000	$40,400

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

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

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

NOTE 7 – PUT PREMIUM ON STOCK SETTLED DEBT

At the end of the quarter ended September 30, 2022, the Company decided to adopt ASC 480- ” Distinguishing Liabilities from Equity.” When the enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the note date with a charge to interest expense.

In previous quarters, the Company had recorded such items as derivative liabilities. Thusly, there was a charge to put premium on stock settled debt and a decrease to derivative liability. On a going-forward basis, all put premiums will be charged to interest expense.

The reconciliation of put premium on stock settled debt is as follows

Balance at December 31, 2021	$-
Add: put premium acquired in Merger	230,743
Add: Gain on new methodology for accounting for debt conversion features	84,683
Add: put premium on new debt issuances	50,006
Less: put premium on convertible debt extinguished	(220,028)
Balance at September 30, 2022	$156,116

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

Put premium on stock settled debt by individual note is as follows:

Creditor	Date Issued	Maturity Date	September 30, 2022	Discount Percentage	Put premium on stock settled debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	-	$-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	$25,000	-	-
Third party	7-Jul-20	7-Jul-21	84,681	50%	84,681
Trillium Partners, LP	1-Apr-22	31-Mar-23	11,000	0%	-
Trillium Partners, LP	14-Apr-22	14-Apr-23	11,000	0%	-
Frondeur Partners LLC	01-May-22	28-Feb-23	25,000	30%	10,717
Frondeur Partners LLC	01-Jun-22	31-Mar-23	25,000	30%	10,718
Trillium Partners, LP	14-Apr-22	14-Apr-23	7,800	0%	-
Trillium Partners, LP	15-Jun-22	15-Jun-23	165,000	0%	-
Trillium Partners, LP	05-Aug-22	28-Jun-23	110,000	0%	-
Frondeur Partners LLC	01-Sept-22	31-June-23	50,000	30%	50,000
Put premium on stock settled debt			$614,481		$156,116

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase that are categorized within Level 3 of the fair value hierarchy for the periods ended September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Stock price	-	$0.10
Exercise price	-	$0.05
Contractual term (in years)	-	0.66
Volatility (annual)	-	83%
Risk-free rate	-	0.39%

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

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

During the nine months ended September 30, 2022, the Company issued 13,869,610,180  shares of common stock for the extinguishment of convertible debt as follows:

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Livingston Asset Management LLC	7-Mar-22	154,190,143	$25,000	$4,085	$3,295	$32,380
Livingston Asset Management LLC	7-Mar-22	152,370,190	25,000	3,703	3,295	31,998
Trillium Partners, LP	7-Mar-22	220,029,400	17,000	4,085	3,295	24,380
Livingston Asset Management LLC	17-Mar-22	462,218,243	25,000	3,295	3,295	31,590
Livingston Asset Management LLC	6-May-22	315,275,000	9,500	2,969	3,295	15,764
Livingston Asset Management LLC	6-May-22	392,525,000	12,500	3,831	3,295	19,626
Livingston Asset Management LLC	19-May-22	50,910,200	1,100	396	1,050	2,546
Livingston Asset Management LLC	19-May-22	185,850,000	4,500	1,498	3,295	9,293
Livingston Asset Management LLC	6-Jun-22	376,768,000	18,750	4,329	3,295	26,374
Livingston Asset Management LLC	6-Jun-22	316,566,800	10,000	3,773	2,055	15,828
Livingston Asset Management LLC	10-Jun-22	163,772,200	-	6,134	2,055	8,189
Livingston Asset Management LLC	14-Jun-22	140,214,000	6,250	270	3,295	9,815
Oscalata partners LLC	15-Jun-22	300,727,400	11,000	741	3,295	15,036
Livingston Asset Management LLC	17-Jun-22	467,932,429	25,000	4,460	3,295	32,755
Livingston Asset Management LLC	17-Jun-22	463,470,571	25,000	4,148	3,295	32,443
Livingston Asset Management LLC	22-Jun-22	458,010,714	25,000	3,766	3,295	32,061
Livingston Asset Management LLC	23-Jun-22	453,588,000	25,000	3,456	3,295	31,751
Livingston Asset Management LLC	23-Jun-22	443,529,286	25,000	2,752	3,295	31,047
Livingston Asset Management LLC	27-Jun-22	434,833,714	25,000	2,023	3,415	30,438
Livingston Asset Management LLC	27-Jun-22	413,336,143	25,000	519	3,415	28,934
Livingston Asset Management LLC	28-Jun-22	434,891,429	25,000	2,027	3,415	30,442
Livingston Asset Management LLC	29-Jun-22	432,347,429	25,000	1,849	3,415	30,264
Frondeur Partners, LLC	30-Jun-22	429,412,000	25,000	1,644	3,415	30,059
Frondeur Partners, LLC	6-July-22	423,639,000	25,000	1,452	3,415	29,867
Frondeur Partners, LLC	6-July-22	426,672,143	25,000	1,644	3,415	30,059
Trillium Partners, LP	13-July-22	143,324,850	22,000	3,250	3,415	28,665
Trillium Partners, LP	13-July-22	92,680,867	22,000	2,389	3,415	27,804
Frondeur Partners, LLC	18-July-22	421,975,571	25,000	1,123	3,415	29,538
Frondeur Partners, LLC	18-July-22	419,235,857	25,000	932	3,415	29,347
Frondeur Partners, LLC	18-July-22	416,202,571	25,000	932	3,415	29,347
Oasis Capital, LLC	20-July-22	600,000,000	-	27,000	-	27,000
Trillium Partners, LP	07-Sept-22	766,606,000	-	41,133	1,030	42,163
Trillium Partners, LP	14-Sept-22	947,060,606	-	152,850	3,415	156,265
Trillium Partners, LP	27-Sept-22	1,549,444,424	-	252,243	3,415	255,658
Total		13,869,610,180	$584,600	$550,701	$103,425	$1,238,726

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

NOTE 10 – WARRANTS

In 2022, in connection with the issuance of convertible note with Frondeur Partners, LLC (“Frondeur”) and Trillium Partners, LP, the Company also issued 2,903,500,000 common stock purchase warrants to purchase 2,903,500,000 shares of the Company’s common stock pursuant to the terms therein as a commitment fee.

These warrants have an exercise price per share between $0.0025 - $0.0001 the above and expire between five – seven years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $328,694 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.0025 $0.0001, 2.50% - 2.94% risk free rate, 266.74% - 302.19% volatility and expected life of the warrants of 5 to 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2021	-	$ .-	$-

Issued	2,903,500,000	$0.0001	$6.63
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2022	2,903,500,000	$0.0001	$6.63

Exercisable, September 30, 2022	2,853,500,000	$0.0001	$6.66

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

Range of Exercise Prices	Number Outstanding September 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0001-0.0025	2,903,500,000	6.63 years	$0.0001

NOTE 11 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock
, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock.
 As of September 30, 2022, and December 31, 2021, there are
0
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

As of September 30, 2022, and December 31, 2021, there are 3,381,520 and 0 shares of Series A preferred s toc
k outstanding, respectively.

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

Series B Convertible Preferred Stock
, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends
. As of September 30, 2022, and December 31, 2021, there are 5,000 and 0 shares of Series B preferred stock outstanding, respectively.

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

As of September 30, 2022, and December 31, 2021, there are 5,000,000 and 0 shares of Series C preferred stock outstanding, respectively.

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

As of September 30, 2022, and December 31, 2021, there are 125,000 and 0 shares of Series D preferred stock outstanding, respectively.

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
 As of September 30, 2022 and December 31, 2021, there are 101 and 0 shares of Series F preferred stock issued.

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

There are 1,000,000 and 0 shares of Series G preferred stock issued as of September 30, 2022 and December 31, 2021, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2022 and 2021, expenses of $0 and $0 were incurred for recruitment services by an entity owned by Michael Neece, Chief Marketing Officer.

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

For the nine months ended September 30, 2022 and 2021, expenses of $40,875 and $0 were incurred for recruitment services by an entity owned by Michael Neece, Chief Marketing Officer.

Through September 30, 2022, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employee agreements. The agreements provide for a salary of $200,000 and 180,000 per year, respectively. As of September 30, 2022, $440,684 has been credited to accrued compensation.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of September 30, 2022, $
502,000
 has been credited to accrued compensation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Potential Acquisitions

In 2021, the Company signed two letters of intent to acquire substantially all the assets of Talent Coefficient, LLC and to acquire the business and assume the liabilities of Interview Mastery, Inc. As of September 30, 2022, the consideration for these acquisitions has not been determined and these acquisitions have not been completed.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of September 30, 2022 and December 31, 2021.

A contingency arises when there is a situation for which the outcome is uncertain, and which should be resolved in the future, Generally Accepted Accounting Principles require recognition of only those losses that are probable and for which a loss amount can be reasonably estimated.

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2022

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

NOTE 15 – SUBSEQUENT EVENTS

From October 1, 2022 through November 9, 2022, the Company has issued 2,869,087,755 shares of the Company’s common stock upon the conversion of $593,874 of notes payable and accrued interest.

On October 19, 2022, the Company borrowed $275,000 from Trillium Partners, LP, which includes an original issue discount of $25,000. This note is convertible into shares of the Company’s common stock at a conversion price of $.0001.

Through November 1, 2022, the  Company issued $75,000 in notes for consulting services.

The Company also was loaned $11,000 in order to pay its auditors.

Subsequent to September 30, 2022, upon issuance of convertible notes, the Company granted Trillium Partners, LP 2,550,000,000 warrants to purchase 2,550,000,000 shares of the Company’s common stock, and granted Frondeur Partners, LLC 112,500,000 warrants to purchase 112,500,000 shares of the Company’s common stock

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “Bowmo,” “we,” “us,” “our,” and similar terms shall refer to Bowmo, Inc., a Nevada corporation, and its subsidiaries.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

Revenues for the three months ended September 30, 2022 totaled $0, a decrease of $67,000 or 100% compared to $67,000 of revenues for the three months ended September 30, 2021. This was primarily a result of decreased operations for the three months ended September 30, 2022.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 totaled $0, an decrease of $178 or 100% compared to $178 cost of revenues for the three months ended September 30, 2021. This was primarily a result of no revenue recognized in the current period
.

Compensation Expense

Compensation expense for the three months ended September 30, 2022 and September 30, 2021 was $98,000 and $102,000, respectively, and consists entirely of compensation paid to officers..

Consulting Fees

Consulting fees for the three months ended September 30, 2022 was $75,000, an increase of $75,000 or 100% from $0 through the three months ended September 30, 2021. The increase is due to the consulting contract acquired in the Merger on May 4, 2022 with a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 were $69,000 compared to $13,000 for the three months ended September 30, 2021. The increase was primarily due to payments for investor relations along with increase in development expenses
.

Professional fees

Professional fees for the three months ended September 30, 2022 were $117,000, an increase of $117,000 or 100% compared to $0 for the three months ended September 30, 2021. The increase in expenses were due to greater legal and accounting expenses and expenses associated with the extinguishment of debt.

Other Income (Expense)

Total other expense for the three months ended September 30, 2022 were $200,000, an increase of $180,000 or 728% compared to $20,000 of expense for the three months ended September 30, 2021. The increase is a result of the increase in interest expense by $170,000.

Net Loss

The Company had a net loss of $560,000 for the three months ended September 30, 2022, as compared to a net loss of $68,000 for the three months ended September 30, 2021. The increase in net loss is a result of the explanations above.

Nine months Ended September 30, 2022 Compared to the Nine months Ended September 30, 2021

Revenues

Revenues for the nine months ended September 30, 2022 totaled $150,000, an increase of $73,000 or 96% compared to $76,000 of revenues for the nine months ended September 30, 2021. This was primarily a result of increased operations for the three months ended September 30, 2022.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 totaled $48,000, an increase of $48,000 or 27,130
% compared to $178 cost of revenues for the nine months ended September 30, 2021. This was primarily a result of increased revenue activities, resulting in increased costs for the three months ended September 30, 2022.

Compensation Expense

Compensation expense for the nine months ended September 30, 2022 and September 30, 2021 was $302,000 and $307,000, respectively, and consists entirely of compensation paid to officers..

Consulting Fees

Consulting fees for the three months ended September 30, 2022 was $122,000, an increase of $122,000 or 100% from $0 through the nine months ended September 30, 2021. The increase is due to the consulting contract acquired in the Merger on May 4, 2022 with a fee of $25,000 per month, payable in a note, the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities and help in securing financing.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 were $124,000 compared to $14,000 for the nine months ended September 30, 2021. The increase was primarily due to payments for investor relations and an increase development expenses
.

Professional fees

Professional fees for the nine months ended September 30, 2022 were $248,000, an increase of $248,000 or 100% compared to $0 for the nine months ended September 30, 2021. The increase in expenses were due to greater legal expenses and expenses associated with the extinguishment of debt.

Other Income (Expense)

Total other expense for the nine months ended September 30, 2022 were $217,000 an increase of $138,000 or 176% compared to $79,000 of expense for the three months ended September 30, 2021. The increase is a result of the increase in interest expense, offset by the gain on new methodology for accounting for debt conversion features.

Net Loss

The Company had a net loss of $911,000 for the three months ended September 30, 2022, as compared to a net loss of $323,000 for the three months ended September 30, 2021. The increase in net loss is a result of the explanations above.

Liquidity and Capital Resources

Through September 30, 2022, we used $422,000 in operating activities compared to $879 by in the third quarter of 2021. Cash used for the nine months in 2022 is primarily caused by a net loss of $911,000, gain on new methodology for accounting for debt conversion features of $28,000, offset by Expenses incurred on extinguishment of convertible debt and accrued interest of 90,000, debt discount amortization of $109,000, and working capital items of $131,000.

Through September 30, 2022, we generated $516,000 through financing activities compared to $0 in the second quarter of 2021. The increase in funds was due greater funds from financings as the Company evaluates its operating options.

The Company currently owes $564,000 on notes payable, four of which are in default, and $614,000 for outstanding convertible notes. The majority of the convertible notes payable are in default.

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $(5,574,127). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2022.

The following aspects of the Company were noted as potential material weaknesses:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,083.74. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of September 30, 2022 and December 31, 2021. The management is having discussions with respect to the timing and structure of the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

September 30, 2022 See Note Nine above for all unregistered sales of equity during the three and nine months ended September 30, 2022.

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

BOWMO, INC.

Date: November 18, 2022	By:	Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)

