Form 10-K
period 2022-12-31
bowmo, Inc.
filed 2023-04-13
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
(212) 398-0002

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
common stock, par value $0.0001 per share.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-b2 of the Exchange Act). Yes
☐
   No
☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $
3,125,795
based on $0.0002, the closing price of the registrant’s Common Stock on that date.

As of March 31, 2023, the registrant had
31,297,119,462
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

In this Report, unless otherwise indicated or the context otherwise requires, “bowmo, the “Company”, “we”, “us” or “our” refer to bowmo, Inc., a Nevada corporation, and its subsidiaries.

Cruzani, Inc., a Wyoming corporation that was incorporated on February 5, 1999 (“Cruzani”), was previously a franchise development company that built and represented popular franchise concepts, and other related businesses, throughout the United States as well as in international markets.

On April 29, 2022, Cruzani entered into an Agreement and Plan of Merger (the “Merger Agreement”) with bowmo Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Cruzani (“Merger Sub”), bowmo, Inc., a Delaware corporation that was incorporated on May 22, 2015 (“Target”), and Michael E. Lakshin on behalf of Target’s stockholders. Pursuant to the Merger Agreement, on May 4, 2022, Merger Sub was merged with and into Target with Target surviving the merger as the wholly owned subsidiary of Cruzani (the “Merger”). As consideration for the Merger, Cruzani received all of the issued and outstanding shares of capital stock of Target, and the legacy stockholders of Target received shares of Series G preferred stock of Cruzani having voting rights equivalent to 78% of the total voting rights of all holders of capital stock of Cruzani.

On June 16, 2022, Cruzani filed articles of amendment with the Secretary of State of the State of Wyoming to change its name to “bowmo, Inc.”

ii

`PART I

ITEM 1. BUSINESS

Overview

Prior to the Merger, Cruzani was reassessing its business model and strategic goals. Upon completion of the Merger, however, we have decided to pursue our Vertically Integrated Business Model (“
VIBM
”) which is capable of providing services and added value to all segments of the human resources technology (“
HR-Tech
”) market globally. Our goal is to constantly improve our HR-Tech platform to address present and future market needs by offering a unique combination of proprietary artificial intelligence (“
AI
”) based technology with a do-it-yourself sourcing experience able to match candidates to jobs without having to use keyword searches or Boolean strings.

Our AI-driven platform will automate the end-to-end hiring processes with its AI-based matching engine while providing just-in-time content, resources, and tools, such as video interviewing and cultural and technical assessments so that hiring organizations can vet their candidates. We refer to this as Software as a Service (“
SaaS
”).

We expect to complete our VIBM by our Recruiting as a Service (“
RaaS
”) which allows clients to outsource the management of the recruiting process (“
RPO
”). Our RaaS offering will complement our improved HR-Tech platform by offering our clients with a choice of high-touch and high-tech services strategically geared to market needs and objectives.

In addition, our VIBM offers unique added value via e-learning programs by Interview Mastery® and Selecting Excellence®, designed by Michael R. Neece, one of the pioneers in the human resources e-learning field. Both programs have been continually improving in order to solve the challenges of today’s job-market realities for more than 20 years.

Our clients receive assistance across all recruiting functions, such as job-description development, branded career-page management, pre-employment and cultural assessments, and a video interview platform—all managed by a team of experienced recruiters.

With our HR-Tech platform as a foundation for our VIBM—performing matching and sourcing at the core—we are reshaping how businesses find talent and provide a quality on-demand experience.

Management

Our executives are seasoned professionals in internet-enabled businesses and the recruitment industry. Our management team has participated in multiple successful investments and transactions and has extensive business and financial acumen.

•	Edward Aizman, Director, Chief Executive Officer, Secretary and Treasurer

•	Michael E. Lakshin, Chairman of the Board and President

•	Conrad Huss, Co-Chairman of the Board

Facilities

The Company currently has no ownership or leases of property. The Company’s business mailing address is 99 Wall Street, Suite 891, New York City, New York.

Employees

The Company does not have any employees other than our Management. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with our employees is good. Our Chief Executive currently has an employment contract.

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

Risk Factors Related to Our Business

Our existing financial resources are insufficient to pay for our ongoing operating expenses.

We currently have limited financial resources and other assets to pay for our ongoing operating expenses. In the short term, unless we are able to raise additional capital, we will be unable to pay for our ongoing operating expenses and may not be able to continue as a going concern.

We may never achieve or sustain profitability or positive cash flow from operations.

As of December 31, 2022, we had an accumulated deficit of approximately $9.2. million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in the price of our Common Stock or cause us to cease operations.

Because we have a limited operating history under our current platform, it is difficult to evaluate our business and future prospects which increases the risks associated with an investment in our Common Stock.

We launched the Company in May 2015 and operated our current HR-Tech platform powered by AI since October 2015, and we then put into a multi-year process of further development, integration, and branding. As a result, our platform and business model have not been fully proven, and we have only a limited operating history on which to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract, retain and incentivize recruiters on our platform, as well as respond to competition and plan for and scale our operations to address future growth. We may not be successful in addressing these and other challenges we may face in the future, and our business and future prospects may be materially and adversely affected if we do not manage these and other risks successfully. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to scale down or cease our operations.

Our business depends on a strong reputation and anything that harms our reputation will likely harm our results of operations.

As a provider of permanent staffing solutions as well as consulting and e-Learning services for the HR market, our reputation is dependent upon the performance of the employees we place with our clients and the services rendered by our consultants. We depend on our reputation and name recognition to secure engagements and to hire qualified employees and consultants. If our clients become dissatisfied with the performance of those employees or consultants or if any of those employees or consultants engage in or are believed to have engaged in conduct that is harmful to our clients, our ability to maintain or expand our client base will be harmed. Any of the foregoing is likely to materially adversely affect us.

We may be unable to find sufficient candidates for our staffing business.

Our staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through us. Candidates generally seek positions through multiple sources, including the Company and our competitors. In the fall of 2019, unemployment rates were at historical lows. The COVID-19 pandemic has had a significant effect on unemployment in every state, industry, and major demographic group in the United States and peaked to unprecedented levels in April 2020. According to a release by the U.S. Bureau of Labor Statistics, State Employment and Unemployment Summary on June 17, 2022, (i) unemployment rates were lower in May 2022 in 16 states and stable in 34 states and the District of Columbia, (ii) all 50 states and the District of Columbia had jobless rate decreases from a year earlier, (iii) the national unemployment rate remained at 3.6% but was 2.2% points lower than in May 2021 and (iv) the U.S. economy finally climbed within 1 million jobs of pre-COVID levels with 390,000 jobs added in May 2022. The availability of qualified talent may change or become scarcer, depending on macro-economic conditions outside of the Company’s control. If finding sufficient eligible candidates to meet employers’ demands becomes more challenging due to falling unemployment rates or other talent availability issues, the Company may experience a shortage of qualified candidates. Any shortage of candidates could materially adversely affect the Company.

We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition, and prospects.

We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our solutions, improve our operating infrastructure, or acquire or develop complementary businesses and technologies. As a result, in addition to the revenues we generate from our business, we may need to engage in additional equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a significant adverse impact on our business, operating results and financial condition.

If we fail to completely and successfully integrate the assets we acquired, we may not fully realize the anticipated benefits from the acquisition, and our results of operations would be materially and adversely affected.

We recently acquired Target and anticipate acquiring additional assets and businesses in the future. Our failure to successfully integrate the assets we acquire may be more difficult, costly or time-consuming than we anticipate, or we may not otherwise realize any of the anticipated benefits of this acquisition. Any of the foregoing could adversely affect our future results of operations or could cause our stock price to decline.

If our due diligence process with respect to acquisitions proves insufficient, we may make poor investment decisions.

Our management is opportunistic in its approach to mergers and acquisitions. We are actively looking to grow our base of clients, intellectual property, assets and suite of recruitment technology solutions. If our processes fail to identify risks and weaknesses of companies that we either acquire or purchase assets from, we may be harmed or have difficulties recouping our investments. Additionally, we may be unable to effectively integrate such assets into our existing business.

Our future growth depends on our ability to attract, retain and incentivize a community of recruiters and other talent acquisition professionals are needed for future growth, and the loss of such recruiters and talent acquisition professionals, or the failure to attract new ones, could adversely impact our business and future prospects.

The size of our community of employers on our platform is critical to our success. Our ability to achieve profitability in the future will depend, in large part, on our ability to attract new users to, and retain existing users on, our platform. Recruiters and other talent acquisition professionals on our Platform can generally decide to cease using our platform at any time. We have experienced growth in the number of recruiters and other talent acquisition professionals on our platform in recent months. This growth may not continue at the same pace in the future or at all. In addition, it is possible that the ongoing effects of COVID-19 may have an adverse effect on our user growth in the future. Achieving growth in our community of users may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional users. We may also need to modify our pricing model to attract and retain such users. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects would be materially and adversely impacted.

If we are unable to respond to technological advancements and other changes in our industry by developing and releasing new services, or improving our existing services, in a timely and cost-effective manner or at all, our business could be materially and adversely affected.

Our industry is characterized by rapid technological change, frequent new service launches, changing user demands, and evolving industry standards. The introduction of new services based on technological advancements can quickly render existing services obsolete. We will need to expend substantial resources on researching and developing new services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands. We may not be successful in developing, marketing, and delivering in a timely and cost-effective manner enhancements or new features to our platform or any new services that respond to continued changes in the market. Furthermore, any enhancements or new features to our platform or any new services may contain errors or defects and may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new services, we may experience a decline in revenue from our existing services that is not offset by revenue from the new services.

If we experience errors, defects, or disruptions in our platform it could damage our reputation, which could in turn materially and adversely impact our operating results and growth prospects.

The performance and reliability of our platform is critical to our reputation and ability to attract and retain recruiters and clients. Any system error or failure, or other performance problems with our platform could harm our brand and reputation and may damage the businesses of users. Additionally, our platform requires frequent updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, delay of payment to us or recruiters, or claims by users for losses sustained by them, which could adversely impact our brand and reputation, operating results and future prospects.

The continued operation of our business depends on the performance and reliability of the internet, mobile, and other infrastructures that are not under our control.

Our business depends on the performance and reliability of the internet, mobile, and other infrastructures that are not always under our control. Disruptions in such infrastructures, including as the result of power outages, telecommunications delay or failure, security breach, or computer virus, as well as failure by telecommunications network operators to provide us with the bandwidth we need to provide our products and offerings, could cause delays or interruptions to our products, offerings, and platform. Any of these events could damage our reputation, resulting in fewer recruiters actively using our platform, disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition, and operating results.

We rely on third parties to host our platform, and any disruption of service from such third parties or material change to, or termination of, our arrangement with them could adversely affect our business.

We use third-party cloud infrastructure services providers and co-located data centers in the United States and abroad to host our platform. As of the date of this annual report, we outsource developers from India and Switzerland, including the head of our AI Engineering, Damian Hischier, who is located in Switzerland. We do not control the physical operation of any of the data centers we use. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to our platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of violence, and other misconduct. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. We may not be able to maintain or renew our agreements or arrangements with these third-party service providers on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use our platform, and our operating results may be adversely impacted.

Because we have arrangements with related parties affecting a significant part of our operations, such arrangements may not reflect terms that would otherwise be available from unaffiliated third parties.

We rely on arrangements with related parties for support of our operations, including technical support and employer of record services, and may engage in additional related party transactions in the future. Although we believe that the terms of our arrangements with related parties are reasonable and generally consistent with market standards, such terms do not necessarily reflect terms that we or such related parties would agree to in arms-length negotiations with an independent third party. Furthermore, potential conflicts of interest can exist if a related party is presented with an issue that may have conflicting implications for the Company and such related party. If a dispute arises in connection with any of these arrangements, which is not resolved to the satisfaction of the Company, our business could be materially and adversely affected.

The COVID-19 pandemic has resulted in a significant downturn in the global and United States economies and accordingly a decreased demand for recruitment and staffing services, which could have a material adverse effect on our business, financial condition and results of operations.

In late 2019, an outbreak of COVID-19 was first reported in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans around the world aimed at controlling the spread of the virus. Businesses are also taking precautions, including requiring employees to work remotely or take leave, imposing travel restrictions and temporarily closing their facilities. Initial unemployment numbers have spiked. Uncertainties regarding the impact of COVID-19 on economic conditions are likely to result in sustained market turmoil and reduced demand for employees, which in its turn has had a negative impact on the recruitment and staffing industry. According to a June 2020 report from CEOToday, the U.S. staffing industry, which previously boasted a market size of $152 billion fell to roughly $119 billion since the COVID-19 outbreak; bringing it down to its lowest level since 2013. This represents a 21% decrease from 2019.

To date the economic impact of COVID-19 has resulted in certain reductions in the Company’s business and the Company has devoted efforts to shifting its focus in areas of hiring. As of the date of this filing, to the Company’s knowledge, no customer of the Company has gone out of business nor have any counterparties attempted to assert the existence of a force majeure clause, which excuses contractual performance. Because we depend on continued demand for recruitment services, a downturn in the recruitment and staffing industry would have a material adverse impact on our business and results of operations.

While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We had reduced certain operating costs and expenses to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, the Company took steps to streamline certain expenses. Management also worked to reduce unnecessary expenditures and worked to improve certain other capital expenditures, while maintaining overall workforce levels. The Company has seen increased demand for its recruiting solutions in 2022 and has selectively increased salaries and marketing expenditures to support higher demand. The Company expects but cannot guarantee that demand will continue to improve in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management has focused on effectively positioning the Company for a rebound in hiring which we believe has begun and will continue throughout 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified, or our search result page rankings otherwise decline, it could negatively affect our future growth.

We depend in part on various internet search engines, such as Google, Yahoo, Bing and others, as well as other internet channels and referral partners to direct traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results. Any of these changes could have an adverse impact on our operating results and future growth.

If we or our third-party partners experience a security breach resulting in unauthorized access to our clients’ or recruiters’ data, our data, or our platform, networks, or other systems, our reputation would suffer, demand for our services may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially and adversely affected.

Our business involves storage, processing, and transmission of our clients’ and recruiters’ proprietary, confidential, and personal information as well as the use of third-party partners who store, process, and transmit such proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our employees. Any security breach or incident affecting us or third parties on which we rely, including resulting from computer viruses, malware, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider or employee actions, could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our clients’ or recruiters’ data, the loss, corruption, or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our clients or recruiters. If an actual or perceived security breach affecting us or our third-party partners occurs, public perception of the effectiveness of our security measures would suffer, and result in attrition of recruiters on our platform or loss of clients. Any compromise of our or our third-party partners’ security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business, operating results and growth prospects.

Our platform contains open-source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our platform.

We incorporate many types of open-source software, frameworks and databases. Open-source licenses typically permit the use, modification, and distribution of software in source code form subject to certain conditions. Some open-source licenses require any person who distributes a modification or derivative work of such software to make the modified version subject to the same open source license. Accordingly, although we do not believe that we have used open-source software in a manner that would subject us to this requirement, we may be required to distribute certain aspects of our platform or make them available in source code form. Further, the interpretation of open-source licenses is legally complex. If we fail to comply with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our platform and the terms on which such licenses are available may not be economically feasible, to re-engineer our platform to remove or replace the open source software, to limit or stop offering our platform if re-engineering could not be accomplished on a timely or cost-effective basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

In addition, generally there are no warranties, assurances of title, performance, or non-infringement, or controls on the origin of the software provided for the open-source software. There is typically no support available for open-source software, and no guarantee of periodic updates to address security risks or continued development and maintenance.

Our future growth depends in part on our ability to form new and maintain existing strategic partnerships with third party solution providers and continued performance of such solution providers under the terms of our strategic partnerships with them.

As part of our growth strategy for the Company and, in particular, its enterprise solution offering, we establish and maintain strategic partnerships with large and established third party solution providers to employers, such as companies specializing in enterprise application software, human resources, payroll, talent, time management, tax and benefits administration. Our strategic partnerships include among other things, integration of our platform with those of our strategic partners, joint marketing and commercial alignment, including joint events, and sales of our services by our partners’ representatives. We may be unable to renew or replace our agreements with such strategic partners as and when they expire on comparable terms, or at all. Moreover, the parties with which we have strategic relationships may fail to devote the resources necessary to expand our reach and increase our distribution. In addition, our agreements with our strategic partners generally do not contain any covenants that would limit competing arrangements. Some of our strategic partners offer, or could in the future offer, competing products and services or have similar strategic relationships with our competitors, and may choose to favor our competitors’ solutions over ours. If we are unsuccessful in establishing or maintaining our relationships with third parties, our growth prospects could be impaired, and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these strategic relationships with third parties, they may not result in the growth of our client base or increased revenue.

Because we rely on a small number of customers for all of our revenue, the loss of any of these customers would have a material adverse effect on our operating results and cash flows.

We derive our revenue from a limited number of customers. Our relationships with these customers are fundamental to our success. For the year ended December 31, 2022, five (5) customers accounted for 100% of our total revenue. Any termination of a business relationship with, or a significant sustained reduction in business from, one or more of these customers would have a material adverse effect on our operating results and cash flows unless we are able to secure new customers with similar volume.

Failure to protect our intellectual property could adversely affect our business.

Our success depends in large part on our proprietary technology and data, including our trade secrets, software code, the content of our website, workflows, proprietary databases, registered domain names, registered and unregistered trademarks, trademark applications, copyrights, and inventions (whether or not patentable). In order to protect our intellectual property, we rely on a combination of copyright, trademark, and trade secrets, as well as confidentiality provisions and contractual arrangements.

Despite our efforts, third parties may infringe upon or misappropriate our intellectual property by copying or reverse-engineering information that we regard as proprietary, including our platform, to create products and services that compete with ours. Further, we may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our domain names, trademarks, service marks, and other proprietary rights. Moreover, our trade secrets may be compromised by third parties or our employees, which would cause us to lose the competitive advantage derived from the compromised trade secrets. Additionally, effective intellectual property protection may not be available to us in every country in which our platform currently is or may in the future be available. Further, we may be unable to detect infringement of our intellectual property rights, and even if we detect such violations and decide to enforce our intellectual property rights, we may not be successful, and may incur significant expenses, in such efforts. In addition, any such enforcement efforts may be time-consuming, expensive and may divert management’s attention. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable. Any failure to protect or any loss of our intellectual property may have an adverse effect on our ability to compete and may adversely affect our business, financial condition, and operating results.

We may become subject to intellectual property infringement claims and challenges by third parties.

Third parties may claim that certain aspects of our platform, content, and brand infringe on their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant legal expenses and, if successfully asserted, could require us to pay substantial damages or make ongoing royalty payments, prevent us from offering certain aspects of our platform, comply with other terms that may be unfavorable to us, or require us to stop using technology that contains the allegedly infringing intellectual property.

Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims typically involve large legal fees, and the time and resources necessary to resolve them could divert our management’s attention and adversely affect our business and operating results. Although the Company takes steps to ensure the validity and security of purchased assets, the purchase of assets or businesses may give rise to claims of intellectual property infringement.

We may become subject to marketing use, image, defamation, or representation claims and challenges by third parties.

We expect to increase our use of image- and video-based recruiting technology solutions, which function by the recording and capture of images and videos of individuals. We store and communicate these images and video to third parties, including the employers that desire to hire individuals as contractors and employees. In providing the transmission of user-generated content, which includes but is not limited to images and video, we may be exposed to certain litigation risks, including but not limited to the right-to-use, defamation, marketing-use, representation, and other claims by both employers and individuals.

If we or our clients are perceived to have violated or are found in violation of, the anti-discrimination laws and regulations as the result of the use of predictive technologies or external independent recruiters in the recruitment process, it may damage our reputation and have a material adverse effect on our business and results of operations.

We and our clients may be exposed to potential claims associated with the use of predictive algorithms and external recruiters in the recruitment process, including claims of age and gender discrimination. For example, Title VII of the Civil Rights Act of 1964 (“Title VII”) prohibits employers from limiting employment opportunities based on certain protected characteristics, including race, color, religion, sex, and national origin. The Age Discrimination in Employment Act of 1967 (the “ADA”) prohibits discrimination based on age. Certain social media companies, as well as employers purchasing targeted ads from such companies, have recently come under scrutiny for discriminatory advertising. In September 2019, the U.S. Equal Employment Opportunity Commission (the “EEOC”) ruled that several employers violated the ADA and Title VII by publicizing job openings on social media through the use of ads that targeted young men to the detriment of women and older workers. If we or our clients are perceived to have violated or are found in violation of, Title VII, the ADA, or any other anti-discrimination laws and regulations as the result of the use of predictive technologies in the recruitment process, it may damage our reputation and have a material adverse effect on our business and results of operations.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have experienced growth. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management will be able to effectively manage our growth or meet our delivery requirements. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If we are unable to maintain our relationships with payment and banking partners, our business could be materially and adversely affected.

We also rely on a network of disbursement partners to disburse funds to recruiters on our platform, including our banking partners and payment solution providers. We also rely on Amazon.com to send gift cards and merchandise from time to time to independent recruiters and members of our network and community, as incentives for various actions, including submission of qualified candidates and responding to surveys.

Relationships with our payment partners are critical to our business. We may not be able to maintain these relationships in the future on terms favorable to us or at all. Our payment partners may, among other things:

•	be unable to effectively accommodate evolving service needs, including as the result of rapid growth or higher volume;

•	choose to terminate or not renew their agreements with us, or only be willing to renew on less advantageous terms;

•	change the scope of their services provided to us, cease doing business with us, or cease doing business altogether; or

•	experience delays, limitations, or closures of their own businesses, networks, or systems, resulting in their inability to process payments or disburse funds for certain periods of time.

Alternatively, we may be forced to cease doing business with our payment processors if card association operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject change or are interpreted to make it more difficult or impossible for us to comply. If we are unable to maintain our current relationships with payment partners on favorable terms, or if we are unable to enter into new agreements with payment partners, our business may be material and adversely affected.

We operate in an intensively competitive industry, and we may not be able to compete successfully.

The HR-Tech, staffing and recruitment industry is intensely competitive and we face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online procurement of professional employee talent. Larger and more established companies may focus on our direct market and could directly compete with us. Smaller companies, including software developers, could also launch new services that compete with us that could gain market acceptance quickly.

Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical, and other resources, that could allow them to respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products and services to compete with our platform.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party partners. By doing so, these competitors may increase their ability to meet the needs of existing or prospective users. These developments could limit our ability to obtain revenue from existing and new users. If we are unable to compete effectively against current and future competitors, our business and operating results would be materially and adversely impacted.

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management, and unsuccessful succession planning could adversely affect our business.

Our future success will depend in large part on our ability to attract and retain high-quality management, operations, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. The loss of qualified executives and key employees, or inability to attract, retain, and motivate high-quality executives and employees required for the planned expansion of our business, may harm our operating results and impair our ability to grow.

We depend on the continued services of our key personnel, including Edward Aizman, a Director and our Chief Executive Officer, Secretary and Treasurer, Michael Lakshin, our President and Chairman of the Board of Directors, and Conrad Huss, our Co-Chairman of the Board of Directors. The Company has entered into employment agreements with each of these individuals. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

If there are adverse changes in domestic and global economic conditions, it may negatively impact our business.

Our business depends on the continued demand for labor and on the economic health of current and prospective clients that use our platform and services. Any significant weakening of the economy in the United States or globally, more limited availability of credit, a reduction in business confidence and activity, economic uncertainty, financial turmoil affecting the banking system or financial markets, a more limited market for independent professional service providers or information technology services, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on hiring and may ultimately result in new regulatory and cost challenges to our operations. The COVID-19 pandemic has had a negative effect on the global economic condition as well as the U.S. staffing industry. These adverse conditions could result in reductions in revenue, longer sales cycles, slower adoption of new technologies and increased competition, which could in turn materially and adversely affect our business, financial condition, and operating results.

The regulatory framework for privacy and data protection is complex and evolving, and changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations, could adversely affect our business.

During our day-to-day business operations we receive, collect, store, process, transfer, and use personal information and other user data. As the result, we are subject to numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection both in the United States and abroad is, and is likely to remain for the foreseeable future, uncertain and complex, is changing, and the interpretation and enforcement of the rules and regulations that form part of this regulatory framework may be inconsistent among jurisdictions, or conflict with other laws and regulations. Such laws and regulations as they apply to us may be interpreted and enforced in a manner that we do not currently anticipate. Any significant change in the applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of user data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our platform and our products and services, in a manner that could materially affect our business.

The laws, regulations, and industry standards concerning privacy, data protection, and information security also continue to evolve. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), effective January 1, 2020, which requires companies that process personal information of California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The State of Nevada has also passed a law, effective October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers from selling personally identifiable information that they collect through a website or online service. The costs of compliance with, and other burdens imposed by, the privacy and data protection laws and regulations may limit the use and adoption of our services and could have a material adverse impact on our business. As a result, we may need to modify the way we treat such information.

Any failure or perceived failure by us to comply with any privacy and data protection policies, laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

If we sustain an impairment in the carrying value of long-lived assets and goodwill, it will negatively affect our operating results.

We may have a significant amount of long-lived intangible assets and goodwill on our consolidated balance sheet. Under the Generally Accepted Accounting Principles in the U.S. (“GAAP”), long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit exceeds its current fair value, the goodwill is considered impaired. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include, but are not limited to, significant negative industry or economic trends, competition and adverse changes in the regulatory environment, significant decline in the Company’s stock price for a sustained period of time, limited funding, as well as or other factors leading to reduction in expected long-term revenues or profitability. If we record impairment charges related to our goodwill and long-lived assets, our operating results would likely be materially and adversely affected.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired. We have previously reported material weaknesses in both the design and effectiveness of our internal control over financial reporting.

We seek to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

Our management previously determined that we had material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Evaluation of Disclosure Controls and Procedures.”

We are working to resolve the identified material weaknesses which, if not remediated, could result in erroneous or misstated financial statements and information and could have a material adverse effect on our assets, business, cash flows, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and stock price.

Risks Related to Our Common Stock

Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

To date there has been limited trading in our Common Stock and there can be no assurance that an active trading market in our Common Stock will either develop or be maintained. Our Common Stock is likely to experience significant price and volume fluctuations in the future, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, including as the result of the COVID-19 pandemic and general economic weakness, could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time.

Because we may issue preferred stock without the approval of our stockholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, the Board may authorize, without a vote of our stockholders, an issuance of one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock. This could cause the market price of our Common Stock shares to drop significantly, even if our business is performing well, and make it more difficult for shareholders to sell their Common Stock.

Because we can issue additional shares of Common Stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 40,000,000,000 shares of Common Stock. As of December 31, 2022, we had 27,049,736,362 shares of Common Stock issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of Common Stock without the consent of any of our stockholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

The market price of our Common Stock may be volatile and could decline.

The market price of our Common Stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations in the future. A number of factors could cause the market price of our Common Stock to decline, many of which we cannot control, including the following:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our financial and operating results;

•	introduction of new products and services by us or our competitors;

•	sales, or anticipated sales, of large blocks of our stock;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	changes in accounting principles or methodologies;

•	acquisitions by us or by our competitors;

•	litigation and governmental investigations; and

•	political and geopolitical events and general economic conditions and trends, including the possible effects of the widespread domestic and global impact of the COVID-19 pandemic.

These and other factors may cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

We do not anticipate that we will pay dividends on our Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We have never declared or paid any dividends on our Common Stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our Common Stock. As a result, you may only receive a return on your investment in our Common Stock if the market price of our Common Stock increases.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company currently has no ownership or leases of property. The Company’s business mailing address is 99 Wall Street, Suite 891, New York City, New York.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

As of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently quoted on the OTC Markets - Pink Open Market under the ticker symbol “BOMO” and currently trades on a sporadic and limited basis.

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

Registered Holders

As of the date of this report, there were 116 record holders of our common stock and 31,297,119,462 shares were in the public float

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2022, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2022, the Company issued 18,094,721,962  shares of common stock for the extinguishment of convertible debt as follows:

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Livingston Asset Management LLC	6-May-22	315,275,000	9,500	2,969	3,295	15,764
Livingston Asset Management LLC	6-May-22	392,525,000	12,500	3,831	3,295	19,626
Livingston Asset Management LLC	19-May-22	50,910,200	1,100	396	1,050	2,546
Livingston Asset Management LLC	19-May-22	185,850,000	4,500	1,498	3,295	9,293
Livingston Asset Management LLC	6-Jun-22	376,768,000	18,750	4,329	3,295	26,374
Livingston Asset Management LLC	6-Jun-22	316,566,800	10,000	3,773	2,055	15,828
Livingston Asset Management LLC	10-Jun-22	163,772,200	-	6,134	2,055	8,189
Livingston Asset Management LLC	14-Jun-22	140,214,000	6,250	270	3,295	9,815
Oscalata partners LLC	15-Jun-22	300,727,400	11,000	741	3,295	15,036
Livingston Asset Management LLC	17-Jun-22	467,932,429	25,000	4,460	3,295	32,755
Livingston Asset Management LLC	17-Jun-22	463,470,571	25,000	4,148	3,295	32,443
Livingston Asset Management LLC	22-Jun-22	458,010,714	25,000	3,766	3,295	32,061
Livingston Asset Management LLC	23-Jun-22	453,588,000	25,000	3,456	3,295	31,751
Livingston Asset Management LLC	23-Jun-22	443,529,286	25,000	2,752	3,295	31,047
Livingston Asset Management LLC	27-Jun-22	434,833,714	25,000	2,023	3,415	30,438
Livingston Asset Management LLC	27-Jun-22	413,336,143	25,000	519	3,415	28,934
Livingston Asset Management LLC	28-Jun-22	434,891,429	25,000	2,027	3,415	30,442
Livingston Asset Management LLC	29-Jun-22	432,347,429	25,000	1,849	3,415	30,264
Frondeur Partners, LLC	30-Jun-22	429,412,000	25,000	1,644	3,415	30,059
Frondeur Partners, LLC	6-July-22	423,639,000	25,000	1,452	3,415	29,867
Frondeur Partners, LLC	6-July-22	426,672,143	25,000	1,644	3,415	30,059
Trillium Partners, LP	13-July-22	143,324,850	22,000	3,250	3,415	28,665
Trillium Partners, LP	13-July-22	92,680,867	22,000	2,389	3,415	27,804
Frondeur Partners, LLC	18-July-22	421,975,571	25,000	1,123	3,415	29,538
Frondeur Partners, LLC	18-July-22	419,235,857	25,000	932	3,415	29,347
Frondeur Partners, LLC	18-July-22	416,202,571	25,000	932	3,415	29,347
Oasis Capital, LLC	20-July-22	600,000,000	-	27,000	-	27,000
Trillium Partners, LP	07-Sept-22	766,606,000	-	41,133	1,030	42,163
Trillium Partners, LP	14-Sept-22	947,060,606	-	152,850	3,415	156,265
Trillium Partners, LP	27-Sept-22	1,549,444,424	-	252,243	3,415	255,658
Trillium Partners, LP	04-Oct-22	149,833,300	11,000	568	3,415	14,983
Trillium Partners, LP	04-Oct-22	149,436,100	11,000	529	3,415	14,944
Frondeur Partners, LLC	01-Nov-22	141,310,810	25,000	1,260	3,415	29,675
Frondeur Partners, LLC	01-Dec-22	593,368,400	25,000	1,253	3,415	29,668
Trillium Partners, LP	12-Dec-22	117,231,300	7,800	508	3,415	11,723
Trillium Partners, LP	07-Oct-22	1,211,356,045	-	263,083	3,415	266,498
Trillium Partners, LP	24-Oct-22	1,217,151,500	-	264,358	3,415	267,773
Trillium Partners, LP	18-Nov-22	1,634,232,303	-	265,830	3,415	269,245
Total		18,094,721,962	$572,400	$1,332,922	$117,565	$2,022,887

ITEM 6. RESERVED

NONE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions

Interview mastery

On December 16 2022, bowmo, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) with Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”) and Caseridus, Inc. Under the terms of the APA, the Company will pay the purchase price through the issuance of 2,000,000,000 shares of the Company’s common stock in two tranches: (i) 1,000,000,000 shares of Company common stock to the stockholders of Interview Mastery that vest immediately for all of the business assets of Interview Mastery, valued at $200,000 based on the acquisition date share price of $0.0002
; and (ii) 1,000,000,000 shares of Company common stock issued in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. As of December 31, 2022, the 1,000,000,000 shares of common stock for the acquisition of Interview Mastery have not been issued, and as such, has been recorded as a liability in accrued expenses on the consolidated balance sheets. In connection with the APA, the Company shall create a new board seat and offer such seat to Neece who will be formally invited to join the Company’s Board of Directors.

The acquisition was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. This business combination was accounted for as a related party acquisition, as Neece is the chief product officer of the Company Accordingly, the total purchase consideration was allocated to net acquired based on their respective historical costs. The assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their historical costs as of the acquisition date.

The final allocation of the purchase price in connection with the Interview Mastery acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$1,633
Prepaid expenses	997
Loss on acquisition – related party	197,370
	$200,000

There were no acquisition costs incurred. The approximate revenue and net loss for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to December 31, 2021 was $14,692 and $21,862, respectively, and from January 1, 2022 to December 16, 2022, $13,059 and $15,279, respectively.

Results of Operations
The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Revenues

Revenues for the year ended December 31, 2022 totaled $186,000, a decrease of $16,000 or 8% compared to $202,000 of revenues for the year ended December 31, 2021. This was primarily caused by a reduction in our Recruiting as a Service revenue, offset by an increase in our direct placement revenue.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 totaled $76,000, an increase of $24,000 or 47% compared to $52,000 cost of revenues for the year ended December 31, 2021. This was primarily the result of increased costs associated with direct placement revenue.

Compensation Expense

Compensation expense for the year ended December 31, 2022 and 2021 was $432,000 and $404,000, respectively, and consists entirely of compensation paid to officers.

Consulting Fees

Consulting fees for the year ended December 31, 2022 was $182,000, an increase of $182,000 or 100% from $0 through the year ended December 31, 2021. The increase is due to the consulting contract acquired in the Merger on May 4, 2022 with a fee of $10,000 to $25,000 per month, payable in a note, in which the consultant shall provide accounting and financial statement services, evaluate business acquisition opportunities,
 a
nd help in securing financing.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 were $364,000 compared to $21,000 for the year ended December 31, 2021. The increase was primarily due to payments for investor relations, an increase in development expenses and a loss of $197,000 as a result of the related party loss on the acquisition of Interview Mastery.

Professional fees

Professional fees for the year ended December 31, 2022 were $780,000, an increase of $766,000 or 5,485% compared to $14,000 for the year ended December 31, 2021. The increase in expenses were due to greater legal and accounting expenses and expenses associated with SEC filings and the extinguishment of debt.

Other Income (Expense)

Total other expense for the year ended December 31, 2022 was $2,933,000, an increase of $2,955,000 or
13,205
% compared to $22,000 of income for the year ended December 31, 2021. The increase in expense is primarily the result the recognition and change in the value of derivative liabilities in 2022 of $2,033,000 and additionally the increase of interest expense by $870,000 in 2022 compared to 2021.

Net Loss

The Company had a net loss of $4,580,000 for the year ended December 31, 2022, as compared to a net loss of $266,000 for the year ended December 31, 2021. The increase in net loss is a result of the explanations above.

Liquidity and Capital Resources

For the year ended December 31, 2022, we used $618,000 in operating activities compared to $274 provided by in the prior year. Cash used in 2022 is primarily the result of a net loss of $4,580,000, the change in the fair value of derivative liabilities of $545,000, and a gain on new methodology for accounting for debt conversion features $28,000, offset by interest expense on put premium on stock settled debt of $146,000, loss on acquisition from related party of $197,000, amortization of debt discount of $289,000, stock-based compensation of $216,000, initial derivative expense of $2,578,000, and an increase in accounts payable and accrued interest of $972,000.

For the years ended December 31, 2022 and 2021, our cash flows from investing activities was $2,150 and $0, respectively. The increase is primarily the result of the cash acquired in the reverse merger and acquisition.

For the year ended December 31, 2022, we generated $782,000 through financing activities compared to $0 in the year ended December 31, 2021. The increase in funds was due greater funds from financings as the Company evaluates its operating options.

The Company currently owes $564,000 on notes payable, most of which are in default, and $670,000 for outstanding convertible notes, net of discounts. $209,681 of the convertible notes payable are in default.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations . The Company has an accu
mulated deficit of approximately $9.2 million, and a net loss for the year ended December 31, 2022 of $4.6 million. Of the loss, approximately $1.6 million was due to operations and the remainder was due primarily to interest expense and the derivative liabilities. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

F - 1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
bowmo
, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of
bowmo
, Inc. as of December 31, 202
2
and 202
1
, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 202
2
 and 202
1
, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
April
1
3
, 2023

PCAOB ID 5041.

F - 2

bowmo, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$167,103	$385
Accounts receivable	15,542	37,638
Prepaid expenses and other current assets	858	-
Total Current Assets	183,503	38,023

Total Assets	$183,503	$38,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$813,378	$65,853
Accrued expenses	200,286	286
Accrued interest	366,622	18,602
Accrued officer compensation	1,074,361	556,394
Loans payable, current portion	113,006	-
Loans payable, related party	190,500
Convertible Notes, net of debt discount	669,581	84,681
Put premium on stock settled debt	219,687	-
Derivative liability	2,172,250	110,992
Deferred revenue	-	3,108
Total Current Liabilities	5,819,671	839,916

Loans payable, net of current portion	260,494	40,401
Total Liabilities	6,080,165	880,317

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 and 0 shares issued and outstanding as of December 31, 2022, and 2021, respectively	33,815	-
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 and 0 shares issued and outstanding as of December 31, 2022, and 2021, respectively	50	-
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and 0 shares issued and outstanding as of December 31, 2022, and 2021, respectively	50,000	-
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and 0 shares issued and outstanding as of December 31, 2022, and 2021, respectively	12	-
Series E Preferred stock to be issued	166,331	-
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 and 0 shares issued and outstanding as of December 31, 2022, and 2021, respectively	-	-
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 and 0 shares issued and outstanding as of December 31, 2022, and 2021, respectively	1,000	-
Series AA Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 652,259 shares issued and outstanding as of December 31, 2022, and 2021, respectively	-	652
Series Super Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 500 shares issued and outstanding as of December 31, 2022, and 2021, respectively	-	1
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 27,049,736,362 and 18,150,000 shares issued and outstanding, respectively at December 31, 2022, and 2021	270,497	18,150
Common stock to be issued, 2,550,000 and 0 shares as of December 31, 2022, and 2021, respectively	26	-
Treasury stock, at cost – 2,917 shares and 0 shares as of December 31, 2022 and 2021, respectively	(773,500)	-
Additional paid in capital	3,599,032	3,802,391
Accumulated deficit	(9,243,925)	(4,663,488)
Total Stockholders’ Deficit	(5,896,662)	(842,294)
Total Liabilities and Stockholders’ Deficit	$183,503	$38,023

The accompanying notes are an integral part of these consolidated financial statements
.

F - 3

bowmo, Inc. and Subsidiaries
Consolidated Statements of Operations

	December 31, 2022	December 31, 2021
Revenue	$185,923	$201,675
Cost of revenue	75,873	51,643
Gross profit	110,050	150,032

Operating expenses:
Compensation expense	432,452	403,738
Consulting fees	181,667	-
Professional fees	780,251	13,970
General and administrative	363,522	20,619

Total operating expenses	1,757,892	438,327

Loss from operations	(1,647,842)	(288,295)

Other income (expenses):
Interest expense	(927,072)	(56,837)
Forgiveness of notes payable – PPP loan	-	91,035
Grant income	-	6,000
Gain on new methodology for accounting for debt conversion features	27,856	-
Initial recognition of derivative liability	(2,578,230)	-
Change in fair value of derivative liability	544,850	(17,820)
Total other income (expenses)	(2,932,596)	22,378

Loss before income taxes	(4,580,438)	(265,917)
Provision for income taxes	-	-
Net Loss	(4,580,438)	(265,917)

Net loss per common share – basic and diluted	$-	$(0.01)
Weighted average common shares – basic and diluted	12,664,533,251	18,150,000

The accompanying notes are an integral part of these consolidated financial statements
.

F - 4

bowmo, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2022

	Series AA Preferred Stock		Super Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series E Preferred Stock to be issued		Common Stock		Common Stock	Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Stock	Deficit	Total

Balan ce December 31, 2021	652,259	652	500	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	-	3,802,391	-	(4,663,488)	(842,294)

Recapitalization at reverse merger - May 4, 2022	(652,259)	(652)	(500)	(1)	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	0	1,000,000	1,000	-	166,331	8,936,864,497	71,400	26	(2,630,899)	(773,500)	-	(3,082,418)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,719	-	-	4,719

Distributions to shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(257,500)	-	-	(257,500)

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	596,927	-	-	596,927

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,094,721,865	180,947	-	2,083,394	-	-	2,264,341

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,580,437)	(4,580,437)

Balance, December 31 , 2022	-	-	-	-	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	0	1,000,000	1,000	-	166,331	27,049,736,362	270,497	26	3,599,032	(773,500)	(9,243,925)	(5,896,662)

F - 5

bowmo, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2021

	Preferred Stock				Common Stock		Additional		Total
	Series AA		Super Preferred				Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE AT December 31, 2020	652,259	$652	-	$-	18,150,000	$18,150	$3,802,342	$(4,397,571)	$(576,427)
Non-cash issuance of preferred shares for services	-	-	500	1	-	-	49	-	50
Net loss	-	-	-	-	-	-	-	(265,917)	(265,917)
BALANCE AT December 31, 2021	652,259	$652	500	$1	18,150,000	$18,150	$3,802,391	$(4,663,488)	$(842,294)

The accompanying notes are an integral part of these consolidated financial statements
.

F - 6

bowmo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(4,580,438)	$(265,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense incurred on put premium on stock settled debt	145,717	-
Loss on acquisition – related party	197,370	-
Amortization of debt discount	289,252	42,457
Stock-based compensation and shares issued for services	216,186	50
Gain on new methodology for accounting for debt conversion features	(27,856)	-
Forgiveness of note payable - PPP Note	-	(91,035)
Grant income	-	(6,000)
Expenses incurred on extinguishment of convertible debt and accrued interest	117,565	-
Initial derivative expense	2,578,230	-
Change in fair value of derivative liability	(544,850)	17,820
Changes in operating assets and liabilities (net of amounts acquired):
A ccounts receivable	22,098	(37,638)
Prepaid expenses and other current assets	139	-
Accounts payable	421,125	13,970
Accrued expenses	-	14,380
	483,915	-
Accrued compensation	67,123	309,079
Deferred revenue	(3,108)	3,108

Net Cash (Used In) Provided By Operating Activities	(617,532)	274

Cash Flows from Investing Activities
Cash acquired in Reverse Merger	517	-
Cash acquired in Acquisition	1,633	-

Net Cash Provided by Investing Activities	2,150	-

Cash Flows from Financing Activities
Proceeds from loans payable	269,100	-
Proceeds from convertible notes payable	770,500	-
Distributions to shareholders	(257,500)	-
Net Cash Provided by Financing Activities	782,100	-

Net Change in Cash and Cash Equivalents	166,718	274

Cash And Cash Equivalents - Beginning of Year	385	111

Cash And Cash Equivalents - End of Year	$167,103	$385

Supplemental Disclosure of Cash and Non-cash Transactions:
Cash paid for interest	$-	$-
Common stock issued for extinguishment of debt and accrued interest	$1,905,322	$-
Tangible assets acquired in Merger	$3,082,419	$-
Equity acquired in Merger, net of cancellation of shares	$3,063,589	$-
Debt discount associated with issuance of warrants and derivative liabilities	$734,853	$-
Put premium on stock settled debt extinguishment	$241,454	$-
Issuance of Series G Preferred Stock	$1,000	$-
Accrual for shares to be issued for acquisition of Interview Mastery	$200,000	$-

F - 7

bowmo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 202
2
 and 202
1

NOTE 1 – BACKGROUND

Reverse Merger and Corporate Restructure

On May 4, 2022, Cruzani, Inc. (“Cruzani” or the “Predecessor”) entered into a merger agreement (the “Merger Agreement”) with bowmo, Inc. (“bowmo”) and Bowmo Merger Sub, Inc. to acquire bowmo. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on May 4, 2022 and, pursuant to the terms of the Merger Agreement, all outstanding shares of bowmo were exchanged for shares of Cruzani’s common stock and bowmo became Cruzani’s wholly owned subsidiary.

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

Upon completion of the acquisition, bowmo is treated as the surviving entity and accounting acquirer although Cruzani was the legal acquirer. Accordingly, the historical financial statements are those of bowmo.

Organization and Business

bowmo, Inc. (FKA Cruzani, Inc.) (the “Company”)
is an AI-powered recruiting platform. The Company’s principal lines of business are direct placement of candidates with employers and Recruiting as a Service which allows the Company’s customers to outsource the management of their recruiting process to the Company.
The Company offers recruiting software and services through an online
AI-driven platform to connect potential candidates to employers for all businesses looking to address hiring needs.
The Company was incorporated as a Delaware corporation in 2016.

Accounting for Reverse Merger

The fair value of Cruzani assets acquired and liabilities assumed was based upon management’s estimates.

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	517
Accounts payable	(326,400)
Accrued interest	(1,197,027)
Accrued officer compensation	(453,333)
Convertible Notes	(620,933)
Put premium on stock settled debt	(230,743)
Loans payable	(254,500)
Net Tangible Assets Acquired	$(3,082,419)

Equity Acquired:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding	(33,815)
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding	(50)
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding	(50,000)
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding	(12)
Series E Preferred stock to be issued	(166,331)
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 shares issued and outstanding	-
Common stock 20,000,000,000 shares authorized, $0.00001 par value; 8,955,014,498 shares issued and outstanding	(89,550)
Treasury stock, at cost – 2,917 shares	773,500
Additional paid in capital	(2,648,676)

Consideration:
Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities to bowmo’s stockholders	1,000

F - 8

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of bowmo, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles
(“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

F - 9

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2022 and 2021. The Company’s investment in convertible debt and derivative liabilities are measured at fair value based on the stock price of the Company.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with various accounting standards.

ASC 480 “Distinguishing Liabilities From Equity” provides that instruments convertible predominantly at a fixed rate resulting in a fixed monetary amount due upon conversion with a variable quantity of shares (“stock settled debt”) be recorded as a liability at the fixed monetary amount.

ASC 815 “Derivatives and Hedging” generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the instrument is not a stock settled debt and the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the share transaction and the effective conversion price embedded in the preferred shares.

ASC 815-40 provides that generally if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity” and measures the convertible note at its fixed monetary amount, which is the result of the share price discount at the time of conversion, and records the  put premium, as applicable, on the note date with a charge to interest expense.

F - 10

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives with the sale of a convertible notes in 2022. The accounting treatment of derivative financial instruments requires that the Company records the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the derivatives. There is an offsetting debt discount or premium as a result of the fair value assigned to the derivatives, as well as any debt issuance costs, which are amortized under the straight-line method over the term of the loan. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. Under the acquisition method, assets acquired, liabilities assumed, and consideration transferred are recorded at the date of acquisition at their respective fair values. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. The Company remeasures fair value as of each reporting date and changes resulting from events after the acquisition date, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings.

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

F - 11

Recruiting as a Service (“RaaS”):

RaaS allows the Company’s customers to outsource the management of their recruiting process allowing the Company to use the Application to assist its customers hiring needs by strategically gearing the service to reach the customer’s objectives. Revenue from RaaS consists of monthly billing to the customer for services provided.

RaaS service contracts with customers are month-to-month for a fixed price. Revenues are recognized on a gross basis when each monthly subscription service is completed.

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

Direct placement revenues are recognized on a gross basis on the date of hire of the candidate placed with an employer, as it is more than probable that a significant revenue reversal will not occur. This fee is only charged to the employer. Any payments received prior to the hire date are recorded as deferred revenue on the consolidated balance sheets. Payments for recruitment services are typically due within 30 days of completion of services.

Direct placement revenue is subject to a 90-180 day guarantee that the candidate will not resign or be terminated in that time period. The Company uses historical evidence as well as additional factors to determine and estimate the amount of consideration received that the Company does not expect to be entitled to. For any amounts received for which the Company does not expect to be entitled, it would not recognize revenue when the candidate is hired but would recognize those amounts received as a refund liability. The Company included in the transaction price the estimated amount of variable consideration per the expected value method. A refund liability would be credited for the difference between cash consideration received and variable consideration recognized. The refund liability would be updated at the end of each reporting period for any changes in circumstances. As of
December 31, 2022 and 2021
 there was no refund liability on the consolidated balance sheets as historically no direct placement revenue has been refunded to the Company.

Revenue Disaggregation

For the years ended December 31, 2022 and 2021, revenues can be categorized into the following:

	December 31, 2022	December 31, 2021

Direct placement	$142,242	$140,600
Recruiting as a Service	43,681	61,075
Total revenues	$185,923	$201,675

Cost of revenues

Cost of revenue consist of employee costs, third party staffing costs, hosting service fees, and other fees, outsourced recruiter fees and commissions.

F - 12

Concentrations of credit risk

Financial instruments which potentially subject the Company to credit risks consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are held in United States financial institutions. At times such amounts may exceed federally insured limits.

As of December 31, 2022, one customer accounted for 100% of accounts receivable. As of December 31, 2021, two customers accounted for more than 10% of accounts receivable, at 80% and 19%, for a total of 99%.

During the year ended December 31, 2022,
five

customers accounted for more than 10% of revenue, at 47%, 19%, 13%, 11%, and 10%, for a total of 100%. During the year ended December 31, 2021, two customers accounted for more than 10% of revenue, at 80% and 19%, for a total of 99%.

Stock-
b
ased
c
ompensation

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

Change in account principle

Commencing with the second quarter of 2022, the Company prospectively changed its accounting treatment for securities that contain predominantly, fixed rate conversion features by recording the derivative feature as a put premium on stock settled debt. See Note 7 for further discussion. The company believes this change in accounting principle is preferable as it applies a more consistent method of accounting for convertible notes that contain similar conversion features. This accounting change resulted in a gain on new methodology for accounting for debt conversion features of $27,856 on the consolidated statement
s
of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation
s
.
The Company has an accumulated deficit of approximately $9.2 million, and a net loss for the year ended December 31, 2022, of $4.6 million. Of the loss, approximately $1.6 million was due to operations and the remainder was due primarily to interest expense and the derivative liabilities.
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

F - 13

NOTE 4 – BUSINESS COMBINATIONS

Interview Mastery

On December 16, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with a related party, Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”)
, the Company’s Chief Product Officer,

and Caseridus, Inc. Under the terms of the APA, the Company will pay the purchase price through the issuance of 1,000,000,000 shares of the Company’s common stock to the stockholders of Interview Mastery, valued at  the stock price of $0.0002 on the acquisition date, that vest immediately for all of the business assets of Interview Mastery. An additional 1,000,000,000 shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. In connection with the APA, the Company shall create a new board seat and offer such seat to Neece who will be formally invited to join the Company’s Board of Directors.

The acquisition was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. This business combination was accounted for as a related party acquisition, as Neece is the chief product officer of the Company
.

Accordingly, the total purchase consideration was allocated to net assets
 acquired based on their respective historical costs. The assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their historical costs as of the acquisition date.

The final allocation of the purchase price in connection with the Interview Mastery acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$1,633
Prepaid expenses	997
Loss on acquisition – related party	197,370
	$200,000

Total acquisition costs incurred were
$58,092
recorded as a component of General and administrative expenses.
As a result of the business combination, the Company recognized a related party loss of $197,370 which is included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2022.

The approximate revenue and net loss for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to December 31, 2021 was $14,692 and $21,862, respectively, and from January 1, 2022 to December 17, 2022, $13,059 and $15,279, respectively.

Pro Forma Information

The results of operations of Interview Mastery will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Revenue	$198,982	$216,367
Net Loss	$(4,595,717)	$(287,779)
Earnings (Loss) per common share, basic and diluted	$-	$(0.02)

F - 14

NOTE 5 – LOANS PAYABLE

As a result of the reverse merger that occurred on May 4, 2022, as discussed in Note 1, the Company assumed loans 1 through 4 on the table below from Cruzani.

The loan payable balances are as follows:

	Rate	December 31, 2022	December 31, 2021
Loan 1	1%	$27,000	$-
Loan 2	1%	3,000	-
Loan 3	8%	64,000	-
Loan 4	8%	160,500	-
Loan 5	3.75%	309,500	40,400
Total		$564,000	$40,400

Loans 1 through 4 are past due as of the issuance of these financial statements.

Loan 1) On May 30, 2013 and August 12, 2013, Cruzani received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.

Loan 2) On February 27, 2014, and March 19, 2015, Cruzani received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.

Loan 3) On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, Cruzani entered into unsecured, non-guaranteed, loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.

Loan 4) On December 4, 2014, January 29, 2015, August 12, 2015, August 21, 2015, September 1, 2015, September 15, 2015, November 13, 2015, and December 23, 2015, Cruzani issued unsecured notes payable of $20,000, $20,000, $20,000, $25,000, $40,000, $25,000, $30,000 and $10,000, respectively, to a significant shareholder. The notes bear interest at an annual rate of 8% per annum, are uncollateralized, and due 1 year after the date of issuance.

Loan 5) Entities negatively impacted by the coronavirus (“COVID-19”) pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EIDL Loan”) program. On July 15, 2020, the Company received cash proceeds of $40,400 under this program. In addition, in July 2020, the Company received $6,000 from the SBA as a COVID-19 Economic Injury Disaster Loan Advance (the “EIDL Advance”). The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The standard EIDL Loan repayment terms include interest accruing at 3.75% per annum effective July 15, 2020; the payment schedule contains a one-year deferral period on initial principal and interest payments; the loan term is thirty years; and there is no prepayment penalty or fees. The Company pledged all assets of the Company as collateral for the loan. As of December 31, 2021, the amounts outstanding totaled $40,400, and was classified as part of notes payable on the consolidated balance sheet. Additionally, the Company entered into a security agreement with the SBA in which this promissory note is collateralized by all tangible and intangible assets of the Company. On January 6, 2021, the SBA announced a one-year extension of the deferral period for loans that commenced in 2020 delaying payments of principal and interest to July 2022. Pursuant to an SBA Procedural Notice in December 2020, the EIDL Advance was forgiven. The Company has recognized the entire EIDL Advance amount of $6,000 as grant income, which is included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2021.

F - 15

In February 2022, the Company agreed to the first and second modifications of the EIDL Loan. The EIDL was modified to include additional borrowings of $269,200, which were received in full in February 2022. Periodic monthly payments have increased to $1,556 in the first modification, and reduced to $1,506 in the second modification. Additionally, the Company entered into an amended security agreement with the SBA in which this promissory note, and the modifications, is collateralized by all tangible and intangible assets of the Company.

Annual maturities of the loans payable are as follows:

For the year ending	Amount
December 31, 2023	$260,494
December 31, 2024	6,807
December 31, 2025	7,066
December 31, 2026	7,336
December 31, 2027	7,616
Thereafter	274,681
Total payments	$564,000

NOTE 6 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of December 31, 2022 and 2021:

Creditor	Date Issued	Interest Rate	Maturity Date	December 31, 2022	December 31, 2021
Travel Data Solutions, Inc. (1)	18-Nov-17	10%	30-Nov-19	$100,000	$-
Travel Data Solutions, Inc. (2)	18-Jan-19	10%	31-Jan-20	25,000	-
Third Party (7)	07-Jul-20	10%	07-Jul-21	84,681	84,681
Trillium Partners, LP (8)	15-June-22	12%	15-Jun-23	165,000	-
Trillium Partners, LP (8)	05-Aug-22	12%	28-Jun-23	110,000
Frondeur Partners LLC (9)	01-Aug-22	10%	28-Feb-23	50,000	-
Frondeur Partners LLC (9)	01-Oct-22	10%	31-Jul-23	50,000	-
Trillium Partners, LP (10)	19-Oct-22	8%	09-Oct-23	275,000	-
King Wharf Opportunities Fund (11)	19-Oct-22	8%	09-Oct-23	275,000	-
Trillium Partners, LP (8)	21-Oct-22	12%	21-Oct-23	11,000	-
Trillium Partners, LP (8)	06-Dec-22	10%	30-Nov-23	17,000	-
Frondeur Partners LLC (9)	01-Nov-22	10%	31-Aug-23	25,000	-
Frondeur Partners LLC	01-Dec-22	10%	30-Sep-23	10,000	-
Total				$1,197,681	$84,681
Less: debt discount				(528,100)	-
Convertible notes payable, total				669,581	84,681

F - 16

As a result of the reverse merger that occurred on May 4, 2022, as discussed in Note 1, the Company assumed convertible notes from Cruzani (1-6 below). Convertible debt outstanding during the years ended December 31, 2022 and 2021 consist of the following:

1)
On November 18, 2017, Cruzani entered into a convertible promissory note for $25,000 with Travel Data Solutions, Inc., pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agree upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. During January and February 2018, the Company received an additional $75,000 under the same terms as the preciously issued convertible promissory note. As of December 31, 2022, $100,000 remains outstanding.

2) On January 18, 2019, Cruzani executed a promissory note with Travel Data Solutions LLC for $35,000, of which it has received $25,000. The note bears interest at 10%, and matures on January 31, 2020. The specific terms of conversion are still being negotiated. Commencing on January 31, 2019 and on the last day of each month thereafter, the Company shall pay to the Holder Three Thousand Two Hundred Eight dollars and Thirty-Three cents ($3,208.33) of which Two Thousand Nine Hundred Sixteen Dollars and Sixty-Six cents ($2,916.66) represents payment towards the outstanding Principal Amount and Two Hundred Nineteen Dollars and Sixty-Six cents ($219.66) represents accrued interest thereon. As of December 31, 2022, $25,000 remains outstanding.

3) Between May 20, 2020 and October 1, 2021, Cruzani entered into several convertible notes with Livingston Asset Management bearing interest at 10% per annum and totaling $331,600. These convertible  notes were convertible at 70% of the lowest close bid price of the Company’s stock  price for a twenty day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7.
As of December 31, 2022, these convertible notes were converted into shares of the Company’s common stock.

4) Between May 25, 2021 and July 6, 2021, Cruzani entered into two convertible notes with Trillium Partners, LP bearing interest at 10% per annum and totaling $44,000. These convertible  notes were convertible at a fixed price of $0.0001.
As of December 31, 2022, these convertible notes were converted into shares of the Company’s common stock.

5) Between November 1, 2021 and May 1, 2022, Cruzani entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $175,000. These convertible  notes were convertible at 70% of the lowest close bid price of the Company’s stock  price for a twenty day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7.
As of December 31, 2022, these convertible notes were converted into shares of the Company’s common stock.

6) On November 17, 2021, Cruzani entered into a convertible note with Oscaleta Partners, LLC bearing interest at 10% per annum and totaling $11,000. This convertible  note was convertible at 50% of the lowest close bid price of the Company’s stock  price for a twenty day period.  This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in a put premium on stock settled debt being recognized See Note 7.
As of December 31, 2022, the convertible note was converted into shares of the Company’s common stock.

7) On July 7, 2020, the Company issued a $84,681 convertible promissory note to a third party in exchange for $84,681. The Convertible Note bears interest at 10%, per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. After six months from the issuance date, the Holder may elect to convert into that number of shares of common stock equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest under this Note by the amount equal to the anticipate public market price of the Company’s common stock multiplied by fifty percent (50%).  This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7.
As of December 31, 2022, this convertible note is in default and the principal and accrued interest balance remain outstanding.

8) Between June 1, 2022 and December 6, 2022, the Company entered into several convertible notes with Trillium Partners, LP bearing interest between 10% and 12% per annum and totaling $332,800. These convertible  notes are convertible at a fixed price between $0.0001 and $0.0002. As of December 31, 2022, $29,800 of these convertible notes were converted into shares of the Company’s common stock, and $303,000 are outstanding.

F - 17

9) Between June 1, 2022 and December 1, 2022, the Company entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $160,000. These convertible  notes are convertible between 50% and 70% of the lowest close bid price of the Company’s stock  price for a twenty day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7.
As of December 31, 2022, $25,000 of these convertible notes were converted into shares of the Company’s common stock, and $135,000 of principal remains outstanding.

10) On October 19, 2022, the Company entered into a convertible note with Trillium Partners, LP bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock  price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8.
This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock.
As of December 31, 2022, the outstanding principal balance totaled $275,000.

11) On October 19, 2022, the Company entered into a convertible note with King Wharf Opportunities Fund bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock  price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8.
This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock.
As of December 31, 2022, the outstanding principal balance totaled $275,000.

NOTE 7 – PUT PREMIUM ON STOCK SETTLED DEBT

At the end of the quarter ended June 30, 2022, the Company decided to adopt ASC 480- “Distinguishing Liabilities from Equity.” When they enter into convertible notes, some of which contain, predominantly, fixed rate conversion features (See Note 7 for conversion terms), whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a put premium on the consolidated balance sheets, as applicable, on the note date with a charge to interest expense.
The put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

In previous years, the Company had recorded such items as derivative liabilities (See Note 8). Thus, there was a charge to put premium on stock settled debt and a decrease to derivative liability for all convertible debt determined to have fixed rate conversion options. On a going-forward basis, all put premiums will be recorded as a liability as put premium on stock settled debt on the consolidated balance sheets with a charge to interest expense.

The company believes this change in accounting principles in preferable as it applies a more consistent method of accounting for convertible notes that contain similar conversion features. This accounting change resulted in a gain on new methodology for accounting for debt conversion features of $27,856 on the statement of operations.

F - 18

Put premium by individual debt instrument follows below:

	Date Issued	Maturity Date	December 31, 2022	Discount Percentage	Put premium on stock settled debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	-	$-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	$25,000	-	-
Third party	7-Jul-20	7-Jul-21	84,681	50%	84,687
Trillium Partners, LP	15-Jun-22	15-Jun-23	165,000	0%	-
Trillium Partners, LP	05-Aug-22	28-Jun-23	110,000	0%	-
Frondeur Partners LLC	01-Sept-22	31-June-23	50,000	30%	50,000
Frondeur Partners LLC	01-Oct-22	31-Jul-23	50,000	30%	50,000
Trillium Partners, LP*	19-Oct-22	09-Oct-23	275,000	0%	-
King Wharf Opportunities Fund*	19-Oct-22	09-Oct-23	275,000	0%	-
Trillium Partners, LP	21-Oct-22	21-Oct-23	11,000	0%	-
Trillium Partners, LP	06-Dec-22	30-Nov-23	17,000	0%	-
Frondeur Partners LLC	01-Nov-22	31-Aug-23	25,000	50%	25,000
Frondeur Partners LLC	01-Dec-22	30-Sep-23	10,000	50%	10,000
Put premium on stock settled debt			$1,197,681		$219,687

* As these convertible notes did not contain predominantly, fixed rate conversion features, they did not fall under the scope of ASC 480, and resulted in derivative liabilities. See Note
8
.

NOTE 8 – DERIVATIVE LIABILITIES

Commencing with the second quarter of 2022, the Company changed its accounting treatment for securities that contain predominantly, fixed rate conversion features by recording the derivative feature as a put premium on stock settled debt. See Note 7 above for further discussion.

The embedded conversion options of certain of the Company’s convertible debentures summarized in Note
6
contain variable conversion features that qualify for embedded derivative classification under ASC 815-15 Embedded Derivatives (See Note 7 for conversion terms). The fair value of these liabilities is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

F - 19

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of December 31, 2020	$93,172
Change Due to Issuances	-
Change due to exercise / redemptions	-
Change in fair value	17,820
Balance as of December 31, 2021	$110,992
Change Due to Issuances	2,718,645
Transfer to put premium	(112,537)
Change in fair value	(544,850)
Balance as of December 31, 2022	$2,172,250

The Company uses Level 3 inputs for its valuation methodology for its conversion option liabilities as their fair values
were determined by using Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the issuance date until the maturity date). The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term.  As, required, these are classified based on the lowest level of input that is significant to the fair value measurement.

The following table shows the assumptions used in the calculations of its derivatives:

	December 31, 2022	December 31, 2021
Stock price	$ 0.0002 - $0.0005	$0.10
Exercise price	$0.00005 - $0.0001	$0.05
Contractual term (in years)	1.00 – 0.80	0.66
Volatility (annual)	441% - 443%	83%
Risk-free rate	4.41% - 4.60%	0.39%

NOTE 9 – COMMON STOCK

The Company has been authorized to issue 40,000,000,000 shares of common stock, $0.00001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.
 As of December 31, 2022 and 2021, the Company had 27,049,736,362 and 18,150,000 shares of common stock outstanding, respectively.

F - 20

During the year ended December 31, 2022, the Company issued 18,094,721,962 shares
of common stock for the extinguishment of convertible debt as follows:

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Livingston Asset Management LLC	6-May-22	315,275,000	9,500	2,969	3,295	15,764
Livingston Asset Management LLC	6-May-22	392,525,000	12,500	3,831	3,295	19,626
Livingston Asset Management LLC	19-May-22	50,910,200	1,100	396	1,050	2,546
Livingston Asset Management LLC	19-May-22	185,850,000	4,500	1,498	3,295	9,293
Livingston Asset Management LLC	6-Jun-22	376,768,000	18,750	4,329	3,295	26,374
Livingston Asset Management LLC	6-Jun-22	316,566,800	10,000	3,773	2,055	15,828
Livingston Asset Management LLC	10-Jun-22	163,772,200	-	6,134	2,055	8,189
Livingston Asset Management LLC	14-Jun-22	140,214,000	6,250	270	3,295	9,815
Oscalata partners LLC	15-Jun-22	300,727,400	11,000	741	3,295	15,036
Livingston Asset Management LLC	17-Jun-22	467,932,429	25,000	4,460	3,295	32,755
Livingston Asset Management LLC	17-Jun-22	463,470,571	25,000	4,148	3,295	32,443
Livingston Asset Management LLC	22-Jun-22	458,010,714	25,000	3,766	3,295	32,061
Livingston Asset Management LLC	23-Jun-22	453,588,000	25,000	3,456	3,295	31,751
Livingston Asset Management LLC	23-Jun-22	443,529,286	25,000	2,752	3,295	31,047
Livingston Asset Management LLC	27-Jun-22	434,833,714	25,000	2,023	3,415	30,438
Livingston Asset Management LLC	27-Jun-22	413,336,143	25,000	519	3,415	28,934
Livingston Asset Management LLC	28-Jun-22	434,891,429	25,000	2,027	3,415	30,442
Livingston Asset Management LLC	29-Jun-22	432,347,429	25,000	1,849	3,415	30,264
Frondeur Partners, LLC	30-Jun-22	429,412,000	25,000	1,644	3,415	30,059
Frondeur Partners, LLC	6-July-22	423,639,000	25,000	1,452	3,415	29,867
Frondeur Partners, LLC	6-July-22	426,672,143	25,000	1,644	3,415	30,059
Trillium Partners, LP	13-July-22	143,324,850	22,000	3,250	3,415	28,665
Trillium Partners, LP	13-July-22	92,680,867	22,000	2,389	3,415	27,804
Frondeur Partners, LLC	18-July-22	421,975,571	25,000	1,123	3,415	29,538

F - 21

Frondeur Partners, LLC	18-July-22	419,235,857	25,000	932	3,415	29,347
Frondeur Partners, LLC	18-July-22	416,202,571	25,000	932	3,415	29,347
Oasis Capital, LLC	20-July-22	600,000,000	-	27,000	-	27,000
Trillium Partners, LP	07-Sept-22	766,606,000	-	41,133	1,030	42,163
Trillium Partners, LP	14-Sept-22	947,060,606	-	152,850	3,415	156,265
Trillium Partners, LP	27-Sept-22	1,549,444,424	-	252,243	3,415	255,658
Trillium Partners, LP	04-Oct-22	149,833,300	11,000	568	3,415	14,983
Trillium Partners, LP	04-Oct-22	149,436,100	11,000	529	3,415	14,944
Frondeur Partners, LLC	01-Nov-22	141,310,810	25,000	1,260	3,415	29,675
Frondeur Partners, LLC	01-Dec-22	593,368,400	25,000	1,253	3,415	29,668
Trillium Partners, LP	12-Dec-22	117,231,300	7,800	508	3,415	11,723
Trillium Partners, LP	07-Oct-22	1,211,356,045	-	263,083	3,415	266,498
Trillium Partners, LP	24-Oct-22	1,217,151,500	-	264,358	3,415	267,773
Trillium Partners, LP	18-Nov-22	1,634,232,303	-	265,830	3,415	269,245
Total		18,094,721,962	$572,400	$1,332,922	$117,565	$2,022,887

Acquisition of Interview Mastery

As discussed in Note 4, on December 16, 2022, the Company acquired Interview Mastery at a purchase price of 1,000,000,000 shares
of the Company’s common stock, valued at $200,000 using the stock price on the acquisition date. As of December 31, 2022, these shares have not been issued and are recorded as a liability within accrued expenses on the consolidated balance sheet.

Michael Neece employment agreement

On December 16, 2022, the Company entered into an employment agreement with Michael Neece, Chief Product Officer. Under the agreement, 1,000,000,000 shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. As of December 31, 2022, none of these shares have vested, and the Company has recognized $4,719 of stock-based compensation within
general and administrative expenses on the consolidated statement of operations.
During the year ended December 31, 2021, the Company  did not issue any shares of common stock.

F - 22

NOTE 10 – WARRANTS

In 2022, in connection with the issuance of convertible note with Frondeur Partners, LLC (“Frondeur”), King Wharf Opportunities Fund, and Trillium Partners, LP, the Company also issued 5,616,000,000 common stock purchase warrants to purchase 5,616,000,000 shares of the Company’s common stock pursuant to the terms therein as a commitment fee.

These warrants have an exercise price per share between $0.0025 - $0.0001 the above and expire between five – seven years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $596,927 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.00025 and $0.0025, 2.50% - 4.28% risk free rate, 266.74% - 699.48% volatility and expected life of the warrants of 5 to 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2021	-	$-	$-

Issued	5,616,000,000	$0.0001	$6.60
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31 , 2022	5,616,000,000	$0.0001	$6.60

Exercisable, December 31 , 2022	5,616,000,000	$0.0001	$6.66

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

Range of Exercise Prices	Number Outstanding December 31 , 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00025-0.0025	5,616,000,000	6.60 years	$0.0001

NOTE 11 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock
, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock.

As of December 31,
2022 and

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
As of
December 31, 2022 and 2021
, there are 3,381,520 and 0 shares of Series A preferred stock outstanding, respectively.

F - 23

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
 As of
December 31, 2022 and 2021
, there are 5,000 and 0 shares of Series B preferred stock outstanding, respectively.

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
As of

December 31, 2022 and 2021
, there are 5,000,000 and 0 shares of Series C preferred stock outstanding, respectively.

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
As of December 31, 2022 and 2021, there are
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
 As of
December 31, 2022 and 2021
, there are 101 and  0 shares of Series F preferred stock issued.

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
There are 1,000,000 and 0 shares of Series G preferred stock issued as of
December 31, 2022 and 2021
, respectively.

During the year ended December 31, 2022, as consideration for the reverse merger, the Company issued 1,000,000 shares of Series G Convertible Preferred stock.

On November 18, 2021, pursuant to the Founders Agreement, Michael Lakshin, President, and Edward Aizman, CEO, were issued 500 shares of Super Preferred Stock at a fair value of $50. These preferred shares, along with the 652,259 Series AA preferred stock, were cancelled on May 4, 2022, upon completion of the Reverse Merger. See Note 1.

F - 24

NOTE 12 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2022 and 2021, expenses of $40,875 and $50,500 were incurred for recruitment services by an entity owned by Michael Neece, Chief Product Officer.

On December 16, bowmo, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) with a related party, Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”) and Caseridus, Inc. See Note 4. Michael Neece, the seller of Interview Mastery, is the chief product officer of the Company.

This resulted in a related party loss of $197,370 which is included in general and administrative expenses on the consolidated statements of operations.

Through December 31, 2022, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employee agreements. The agreements provide for a salary of $200,000 and $180,000 per year, respectively. As of December 31, 2022 and 2021
, $474,884
and $510,078
has been credited to accrued compensation.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of December 31, 2022, $532,000 has been credited to accrued compensation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Contingency arising from indebtedness owed to Oasis Capital, LLC

A contingency arises when there is a situation for which the outcome is uncertain, and which should be resolved in the future, Generally Accepted Accounting Principles require recognition of only those losses that are probable and for which a loss amount can be reasonably estimated.

The following details the nature of the contingency with Oasis Capital LLC (“Oasis”). In the normal course of its business, Oasis files notices to convert (“conversion notices”) a portion of its outstanding ownership of the Company’s indebtedness into shares of common stock. As a customary procedure for the annual audit for the period ended December 31, 2020 of Cruzani, Cruzani’s auditors confirmed its outstanding balance of the indebtedness and related accrued interest. During the year ended December 31, 2021, Oasis submitted conversions which stated that the outstanding indebtedness was far greater than that which was on the Company’s books. The total amount of the increased indebtedness was approximately $1.2 million. After investigation, the Company determined that the difference related to liquidated damages that the Company does not believe that it owes.

Since the Company believes that the loss is not probable and no litigation has been pursued at this time, there has been no recognition of this liability on the books and records of the Company.

COVID-19 pandemic contingencies

The spread of the COVID-19 outbreak in the United States has resulted in economic uncertainties which may negatively impact the Company’s business operations. While the disruption is expected to be temporary, there is uncertainty surrounding the duration and extent of the impact. The impact of the coronavirus outbreak on the consolidated financial statements cannot be reasonably estimated at this time.

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

F - 25

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,084. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2022.

NOTE 14 – INCOME TAX

There was no income tax expense reflected in the results of operations for the years ended December 31, 2022 and 2021 because the Company incurred a net loss for tax purposes.

As of December 31, 2022, the Company had federal and state net operating loss carry forwards of $
8,433,533
and $
8,433,533
, respectively which may be used to offset future taxable income. Approximately $
1,696,000
will begin to expire in 2036 while $
5,920,000
will not expire but will be limited in annual utilization of 80% of current year income.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets / (liabilities)
Net operating loss carry forward	$2,923,000	$1,148,000
Stock-based compensation	245,000	243,000
Accrued expenses	193,000	193,000
Net deferred tax assets	3,361,000	1,584,000
Valuation allowance	(3,361,000)	(1,584,000)
Net deferred tax assets, net of valuation allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Reconciliation of the statutory federal income tax to the Company’s effective income tax rate for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State tax, net of federal benefit	15.29%	18.22%
Permanent differences	2.50%	6.26%
Valuation allowance	(38.79)%	(45.48)%
Effective rate	-%	-%

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

On March 27, 2020, the US government signed the CARES Act into law, a $2 trillion relief package to provide support to individuals, businesses, and government organizations during the COVID-19 pandemic. During 2020, $91,035 in PPP relief was received under the CARES Act and was forgiven free of taxation in 2021.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2022 and 2021 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021. The Company did not recogniz
e any in
terest or penalties during fiscal 2022 or 2021 related to unrecognized tax benefits.

For the years ended December 31, 2022 and 2021, the net increase in valuation allowance was approximately $
1,777,000
and $120,000, respectively.

Tax years 2018-2021 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

F - 26

NOTE 15 – SUBSEQUENT EVENTS

Through March 31, 2023, the Company issued three convertible notes. The principal amount of these notes are $10,000 each, for a total amount of $30,000. They bear interest at 10% and are due in full at October 31, 2023, November 30, 2023 and December 31, 2023, respectively. The Company granted 150,000,000 warrants to purchase 150,000,000 shares of the Company’s common stock with these convertible notes. These warrants have an exercise price of $0.0001 and a term of five years.

From January 1, 2023 through March 31, 2023, the Company issued 4,247,383,100 shares of the Company’s common stock upon conversion of notes payable.

F - 27

I
TEM
 9
.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be n
o assuranc
e that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2022 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2022 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides certain information regarding our directors and executive officers. We do not have any significant employees other than our current directors and executive officers named in the table below.

Name	Position	Age	Term of Office	Full Time/Part Time
Edward Aizman	Director, Chief Executive Officer, Secretary and Treasurer	47	April 2020 - Present	Full Time
Michael E. Lakshin	President and Chairman of the Board	59	April 2020 - Present	Full Time
Conrad R. Huss	Co-Chairman of the Board	72	May 2022 - Present	Full Time

Other than the employment agreements described in this report, there are no arrangements or understandings between the directors and executive officers listed in the table above and any other person(s) pursuant to which he was elected as a director or appointed as an executive officer.

Edward Aizman, Director, Chief Executive Officer, Secretary and Treasurer

Mr. Aizman, 47, serves as a Funder and Chief Executive Officer of the Company. Mr. Aizman is accomplished staffing and recruiting professional with over 19 years of experience in recruiting, sales, management, business development, and marketing. From Mar 1997 to August 2016, Mr. Aizman served as the Account Manager with SANS Consulting Services, Inc. located in Greater New York City Area, Mr. Aizman’s Clients included: JPMorgan Chase, Citigroup, Credit Suisse, and others. In September 2016, Mr. Aizman joined us our Co-Founder and Chief Operating Officer. On May 27, 2022, Mr. Aizman was appointed as a Director, Chief Executive Officer, Secretary and Treasurer. We believe Mr. Aizman is qualified to serve as a director of the Company due to his expensive experience in Recruiting Industry.

Michael E. Lakshin, MBA, President and Chairman of the Board

Mr. Lakshin, 59, is a seasoned business executive and serial entrepreneur with more than 28 years of start-up and senior business management experience. Participated in launching and developing various business ventures and overseeing multiple IPOs in the U.S. and internationally. Designed and managed more than 50 marketing/advertising and IR campaigns for various companies across multiple industries worldwide. Holds Executive MBA from Rutgers Business School. Prior to joining bowmo, Mr. Lakshin served as the CEO of 8K Miles Media Group, the South-Asian Indian Media Company and the COO and Managing Director of Crescendo Communications, LLC., New York-based Investor Relations Company. Mr. Lakshin joined bowmo in April 2020 as the Chief Revenue Officer to spearhead its new investment strategies and on May 27, 2020 Mr. Lakshin has been appointed BOWMO™’s Chairman of the Board and President. We believe Mr. Lakshin is qualified to serve as a director of the Company due to his vast financial, marketing and operational experience.

Conrad R. Huss, Co-Chairman of the Board

Prior to joining us upon completion of the Merger, Mr. Huss, 71, served as the sole officer and director of Cruzani. Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently, he was with Ocean Cross Capital Markets, as Senior Managing Director from 2011 to 2013. Previously, Mr. Huss served as the Senior Managing Director at Southridge Investment Group from 2006 to 2011. We believe Mr. Huss is qualified to serve as a director of the Company due to his financial and operational experience.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of our Code of Ethics, without charge, upon request in writing us.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2022, were timely.

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents summary information regarding the total compensation awarded to, earned by and paid to our executive officers for the years ended December 31, 2022 and 2021:

Name	Capacities in which compensation was received	Year	Cash Compensation ($)	Other Compensation ($)		Total Compensation ($)
Edward Aizman	Director, Chief Executive Officer, Secretary and Treasurer	2022	$60,000	$120,000	(1)	$180,000
		2021	$42,606	$260,430	(1)	$303,036
Michael E. Lakshin	President and Chairman of the Board	2022	$66,667	$133,333	(2)	$200,000
		2021	$52,052	$249,648	(2)	$301,700
Conrad R Huss	Co-Chairman of the Board	2022	$0	$120,000	(3)	$120,000
		2021	$0	$412,000	(3)	$412,000

(1)
Mr. Aizman is owed an aggregate amount of $284,514 and $260,430 in accrued but unpaid base salary as of December 31, 2022 and 2021, respectively. Mr. Aizman will begin receiving his accrued compensation in equal tranches when we begin generating positive cash flows.

(2)
Mr. Lakshin is owed an aggregate amount of $152,871 and $249,648 in accrued but unpaid base salary as of December 31, 2022 and 2021, respectively. Mr. Lakshin will begin receiving his accrued compensation in equal tranches when we begin generating positive cash flows.

(3)
Mr. Huss is owed an aggregate amount of $532,000 in accrued but unpaid base salary as of December 31, 2022. Mr. Huss will begin receiving his accrued compensation in equal tranches when we begin generating positive cash flows.

General

We currently compensate our executive officers through base salary. Each of our executive officers has substantial responsibilities in connection with our day-to-day operations.

Base Salary

We have entered into an employment agreement with Mr. Aizman. The agreement provides for a salary of $180,000 per annum. As of December 31, 2022 and 2021, $284,514 and $260,430 in accrued but unpaid base salary, respectively.

We have entered into an employment agreement with Mr. Lakshin. The agreement provides for a salary of $200,000 per annum. As of December 31, 2022 and 2021, $
152,871 and $249,648
has been credited to accrued compensation, respectively..

We have entered into an employment agreement with Mr. Huss. The agreement provides for a salary of $10,000 per month. As of December 31, 2022, $532,000 has been credited to accrued compensation.

Equity Awards

We have adopted an equity incentive plan though, as of the date of this 10-K we have issued no awards under the plan.

Health and Welfare Benefits and Pension and Retirement Plans

As of the date of this 10-K, we offer no group life, health, hospitalization, or medical reimbursement or relocation benefits. We have, however, adopted a 401(k) retirement plan.

Termination and Change of Control Payments

As of the date of this 10-K, we do not have any plans or agreements which provide compensation in the event of a termination of employment or a corporate change in control.

Director Compensation

We do not compensate our directors for their services as directors. We do, however, reimburse our directors for their reasonable out-of-pocket expenses in fulfilling their duties as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding our shares of Common Stock beneficially owned as of December 31, 2022, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Name and Address of Beneficial Owner(1)	Series of Shares	Amount of Beneficial Ownership Number	Percentage
Greater than 10% Stockholders
None		—	—
Directors and Executive Officer
Edward Aizman	Series G Preferred Stock	558,000	43%
Michael E. Lakshin	Series G Preferred Stock	442,000	35%
Conrad R Huss	Series B Preferred Stock, Series C Preferred Stock and Series F Preferred Stock (1)	5,005,101	3.7%
All directors and executive officers as a group (3 persons)		6,005,101	81.7%

(1)	Mr. Huss owns 5,000 shares of Series B Preferred Stock, 5,000,000 shares of Series C Preferred Stock and 101 shares of Series F Preferred Stock.

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

See the section captioned “Executive Compensation” of this 10-K for a discussion of the compensation arrangements of our directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers CPA PC served as our independent registered public accountants for the years ended December 31, 2022 and 2021.

Audit Fees

For the Company’s fiscal years ended December 31, 2022 and 2021 we were billed approximately
$25,000
for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2022 and 2021.

Tax Fees

There were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning for the years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees for services rendered by our independent auditors for the years ended December 31, 2022 and 2021.

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

In addition to the annual audit services engagement, the Board of Directors may grant pre-approval for other audit services, which are those services that only the independent auditor can reasonably provide. The Audit Committee has pre-approved the audit services listed in
Appendix A
. All other audit services not listed in
Appendix A
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

A list of the Securities and Exchange Commission’s (“SEC”) prohibited non-audit services is attached to this Preapproval Policy as
Exhibit 1
. The Company will not engage its independent auditor for such services. The rules of the SEC and the Public Company Accounting Oversight Board (“PCAOB”) should be consulted to determine whether there are possible exceptions of the prohibitions.

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

BOWMO, INC.

Date: April 13, 2023	By:	Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)

