Form 10-Q
period 2023-03-31
bowmo, Inc.
filed 2023-06-02
CIK 1381871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or

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

(212) 398-0002
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 22, 2023, there were 31,297,119,462 shares of Common Stock, par value $0.00001 per shares outstanding.

May 31, 2023
BF Borgers CPA PC
5400 W. Cedar Avenue
Lakewood, CO 80226

We are providing this letter in connection with your review of the Interim Financial Information of Bowmo, Inc. as of March 31, 2023, for the purpose of determining whether any material modifications should be made to the interim financial information for it to conform with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation of the interim financial information in conformity with generally accepted accounting principles. We are also responsible for establishing and maintaining effective internal control over financial reporting.

Certain representations in this letter are described as being limited to matters that are material. Items are considered material, regardless of size, if they involve an omission or misstatement of accounting information that, in light of surrounding circumstances, makes it probable that the judgment of a reasonable person relying on the information would be changed or influenced by the omission or misstatement.

We confirm, to the best of our knowledge and belief, as of May 31, 2023, the following representations made to you during your review.

1)
The interim financial information referred to above has been prepared and presented in conformity with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures necessary and required to be included by the laws and regulations to which the Company is subject.

2)
We have designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of interim financial information for external purposes in accordance with generally accepted accounting principles.

3)
We have disclosed to you all deficiencies in the design or operation of internal control over financial reporting identified as part of our evaluation, including separately disclosing to you all such deficiencies that we believe to be significant deficiencies or material weaknesses in internal control over financial reporting.

4)
Management's certification regarding internal control over financial reporting as of March 31, 2023 discloses any changes in the Company's internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

5)	We have made available to you all—
a)	Financial records and related data.
b)
Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries.

6)	There have been no communications from the SEC or other regulatory agencies regarding noncompliance with, or deficiencies, in financial reporting practices.

7)	There are no material transactions that have not been properly recorded in the accounting records underlying the interim financial information.

8)	We are not aware of any uncorrected financial statement misstatements.

99 Wall St., Suite 744, New York, NY 10005 |
www.bowmo.com
|212-398-0002

9)	We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

10)	We have no knowledge of any fraud or suspected fraud affecting the Company involving:
a)	Management;
b)	Employees who have significant roles in internal control over financial reporting; or
c)	Others where the fraud could have a material effect on the interim financial information.

11)	We have no knowledge of any allegations of fraud or suspected fraud affecting the Company received in communications from employees, former employees, analysts, regulators, short sellers, or others.

12)	The Company has no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

13)	The following have been properly recorded or disclosed in the interim financial information:
a)	Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.
b)	Guarantees, whether written or oral, under which the Company is contingently liable.
c)
Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6,
Disclosure of Certain Significant Risks and Uncertainties.

14)	There are no:
a)	Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency.
b)	Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB ASC 450.
c)	Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by FASB ASC 450.

15)
The Company has appropriately reconciled its general ledger accounts to their related supporting information. All reconciling items considered to be material were identified and included on the reconciliations and were appropriately adjusted in the interim financial information. All intracompany (and intercompany) accounts have been eliminated or appropriately measured and considered for disclosure in the interim financial information.

16)	The Company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets, nor has any asset been pledged as collateral. j

17)	The company has complied with all aspects of contractual agreements that would have a material effect on the interim financial information in the event of noncompliance.

18)	The company is not aware of any violation of the Foreign Corrupt Practices act.

19)	Our plans with respect to alleviating the adverse financial conditions that caused you to express substantial doubt about the Company's ability to continue as a going concern are as follows:
a)	Debt and/or equity placements and continued loans and advances from shareholders and those associated with the company.

99 Wall St., Suite 744, New York, NY 10005 |
www.bowmo.com
|212-398-0002

To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the interim financial information referred to above.

Bowmo, Inc.

Michael E. Lakshin, MBA
President & Chairman of the Board

99 Wall St., Suite 744, New York, NY 10005 |
www.bowmo.com
|212-398-0002

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

bowmo, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$87,616	$167,103
Accounts receivable	-	15,542
Prepaid expenses and other current assets	858	858
Total Current Assets	88,474	183,503

Total Assets	$88,474	$183,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$952,859	$813,378
Accrued expenses	200,000	200,286
Accrued interest	331,986	366,622
Accrued officer compensation	1,113,211	1,074,361
Loans payable, current portion	113,006	113,006
Loans payable, related party	190,500	190,500
Convertible Notes, net of debt discount	607,222	669,581
Put premium on stock settled debt	199,684	219,687
Derivative liability	936,636	2,172,250
Deferred revenue	-	-
Total Current Liabilities	4,645,104	5,819,671

Loans payable, net of current portion	260,494	260,494
Total Liabilities	4,905,598	6,080,165

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding as of March 31, 2023 and December 31, 2022	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	12	12
Series E Preferred stock to be issued	166,331	166,331
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 shares issued and outstanding as of March 31 ,2023 and December 31, 2022	-	-
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,000	1,000
Series AA Preferred stock, 10,000,000 shares authorized, par value $0.0001; No shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Series Super Preferred stock, 10,000,000 shares authorized, par value $0.0001; No shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 31,297,119,462 and 27,049,736,362 shares issued and outstanding, respectively at March 31, 2023 and December 31, 2022, respectively	312,971	270,497
Common stock to be issued, 2,550,000 shares as of March 31, 2023 and December 31, 2022	26	26
Treasury stock, at cost – 2,917 shares as of March 31, 2023 and December 31, 2022	(773,500)	(773,500)
Additional paid in capital	4,018,454	3,599,032
Accumulated deficit	(8,626,283)	(9,243,925)
Total Stockholders’ Deficit	(4,817,124)	(5,896,662)
Total Liabilities and Stockholders’ Deficit	$88,474	$183,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Bowmo, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Revenue	$4,476	$88,667
Cost of revenue	-	27,579
Gross profit	4,476	61,088

Operating expenses:
Compensation expense	121,314	102,268
Consulting fees	30,000	-
Professional fees	160,054	10,000
General and administrative	76,581	6,327

Total operating expenses	387,949	118,595

Loss from operations	(383,473)	(57,507)

Other income (expenses):
Interest expense	(269,500)	(5,010)
Forgiveness of notes payable – PPP loan	-	-
Grant income	-	-
Gain on new methodology for accounting for debt conversion features	-	-
Initial recognition of derivative liability	(32,429)	-
Change in fair value of derivative liability	1,303,044	(1,545)
Total other income (expenses)	1,001,115	(6,555)

Loss before income taxes	617,642	(64,062)
Provision for income taxes	-	-
Net Loss	617,642	(64,062)
Net loss per common share – basic and diluted	$-	$-
Weighted average common shares – basic and diluted	28,158,862,202	18,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

bowmo, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Series AA		Super		Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred					Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		Common Stock	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Stock	Deficit	Total
Balance December 31.2022	-	-	-	-	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	27,049,736,362	270,497	26	3,599,032	(773,500)	(9,243,925)	(5,896,662)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,314	-	-	28,314

Relative Fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14,995	-	-	14,995

Shares issued For extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,247,383,100	42,474	-	376,113	-	-	418,587

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	617,642	617,642

Balance, March 31.2023	-	-	-	-	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	31,297,119,462	312,971	26	4,018,454	(773,500)	(8,626,283)	(4,817,124)

	Series AA Preferred Stock		Super Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series E Preferred Stock to be issued		Common Stock		Common Stock to be	Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Stock	Deficit	Total
Balance December 31,2021	652.259	-	500	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	270,497	-	3,599,032	-	(9,243,925)	(5,374,395)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(64,062)	(64,062)

Balance, March 31,2022	652,259	-	500	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	270,497	-	3,599.032	-	(9,307,987)	(5,438.457)

Bowmo, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	617,642	$(64,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense incurred on put premium on stock settled debt	30,000	-
Amortization of debt discount	245,146	-
Stock-based compensation and shares issued for services	96,314	-
Expenses incurred on extinguishment of convertible debt and accrued interest	17,075	-
Initial derivative expense	32,429	-
Change in fair value of derivative liability	(1,303,044)	1,545
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	15,542	(2,112)
Accounts payable	138,972	-
Accrued expenses	(286)	5,011
Accrued interest	(8,127)	-
Accrued compensation	38,850	48,268
Deferred revenue	-	(3,108)

Net Cash (Used In) Operating Activities	(79,487)	(14,458)

Cash Flows from Financing Activities
Proceeds from loans payable	-	269,100
Net Cash Provided by Financing Activities	-	269,100

Net Change in Cash and Cash Equivalents	(79,487)	254,642

Cash And Cash Equivalents - Beginning of Periof	167,103	385

Cash And Cash Equivalents - End of Period	87,616	$255,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Bowmo, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Reverse Merger and Corporate Restructure

On May 4, 2022, Cruzani, Inc. (“Cruzani” or the “Predecessor”) entered into a merger agreement (the “Merger Agreement”) with Bowmo, Inc. (“Bowmo”or the “Company”) and Bowmo Merger Sub, Inc. to acquire Bowmo. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on May 4, 2022 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Bowmo were exchanged for shares of Cruzani’s common stock and Bowmo became Cruzani’s wholly owned subsidiary.

The Merger was effected pursuant to the Merger Agreement. The Merger is being accounted for as a reverse merger whereby: Bowmo is considered the acquiring company for accounting purposes as upon completion of the Merger, Bowmo’s former stockholders held a majority of the voting interest of the combined company.

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)for interim financial statements which omit cerin disclosures. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2022 included on the Company’s Form 10-K. The results of the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2023 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Direct placement revenue is subject to a 90-180 day guarantee that the candidate will not resign or be terminated in that time period. The Company uses historical evidence as well as additional factors to determine and estimate the amount of consideration received that the Company does not expect to be entitled to. For any amounts received for which the Company does not expect to be entitled, it would not recognize revenue when the candidate is hired but would recognize those amounts received as a refund liability. The Company included in the transaction price the estimated amount of variable consideration per the expected value method. A refund liability would be credited for the difference between cash consideration received and variable consideration recognized. The refund liability would be updated at the end of each reporting period for any changes in circumstances. As of March 31, 2023 and December 31, 2022 there was no refund liability on the unaudited condensed consolidated balance sheets as historically no direct placement revenue has been refunded to the Company.

Revenue Disaggregation

For the three months ended March 31, 2023 and 2022, revenues can be categorized into the following:

	For the three months ended
	March 31, 2023	March 31, 2022

Direct placement	$-	$39,750
Recruiting as a Service	4,476	48,917
Total revenues	$4,476	$88,667

Cost of revenues

Cost of revenue consists of employee costs, third party staffing costs, hosting service fees, and other fees, outsourced recruiter fees and commissions.
Stock-based compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.
Recently issued accounting pronouncements

The Company has implemented all new accounting
pronouncements that are in effect
. These pronouncements did not have any
material
impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations. The Company has an accumulated deficit of approximately $8.6 million.  The  company historically has had negative cash flow from operations. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 3 – BUSINESS COMBINATIONS
Interview Mastery

On December 16, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with a related party, Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”), the Company’s Chief Product Officer, and Caseridus, Inc. Under the terms of the APA, the Company will pay the purchase price through the issuance of 1,000,000,000 shares of the Company’s common stock to the stockholders of Interview Mastery, valued at  the stock price of $0.0002 on the acquisition date, that vest immediately for all of the business assets of Interview Mastery. An additional 1,000,000,000 shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. In connection with the APA, the Company shall create a new board seat and offer such seat to Neece who will be formally invited to join the Company’s Board of Directors.

The acquisition was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. This business combination was accounted for as a related party acquisition, as Neece is the chief product officer of the Company. Accordingly, the total purchase consideration was allocated to net assets acquired based on their respective historical costs. The assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their historical costs as of the acquisition date.

The final allocation of the purchase price in connection with the Interview Mastery acquisition was calculated as follows:

Description	Fair Value
Cash	$1,633
Prepaid expenses	997
Loss on acquisition – related party	197,370
$200,000

As a result of the business combination, the Company recognized a related party loss of $197,370 which was included in general and administrative expenses on the consolidated statements of operations.

The approximate revenue and net loss for the acquired business as a standalone entity per ASC 805 from January 1, 2022 to March 31, 2022 was $14,692 and $21,862, respectively.

NOTE 4 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	March 31, 2023	December 31, 2022
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Loan 5	3.75%	309,500	309,500
Total		$564,000	$564,000

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

In Februar
y
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

NOTE 5 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of March 31, 2023, and December 31, 2022:

Creditor	Date Issued	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Travel Data Solutions, Inc. (1)	18-Nov-17	10%	30-Nov-19	$100,000	$100,000
Travel Data Solutions, Inc. (2)	18-Jan-19	10%	31-Jan-20	25,000	25,000
Third Party (7)	07-Jul-20	10%	07-Jul-21	84,681	84,681
Trillium Partners, LP (8)	15-Jun-22	12%	15-Jun-23	-	165,000
Trillium Partners, LP (8)	05-Aug-22	12%	28-Jun-23	-	110,000
Frondeur Partners LLC (9)	01-Aug-22	10%	28-Feb-23	-	50,000
Frondeur Partners LLC (9)	01-Oct-22	10%	31-Jul-23	50,000	50,000
Trillium Partners, LP (10)	19-Oct-22	8%	09-Oct-23	275,000	275,000
King Wharf Opportunities Fund (11)	19-Oct-22	8%	09-Oct-23	275,000	275,000
Trillium Partners, LP (8)	21-Oct-22	12%	21-Oct-23	11,000	11,000
Trillium Partners, LP (8)	06-Dec-22	10%	30-Nov-23	17,000	17,000
Frondeur Partners LLC (9)	01-Nov-22	10%	31-Aug-23	25,000	25,000
Frondeur Partners LLC	01-Dec-22	10%	30-Sep-23	10,000	10,000
Frondeur Partners LLC	01-Jan-22	10%	31-Oct-23	10,000	-
Frondeur Partners LLC	01-Feb-23	12%	30-Nov-23	10,000	-
Frondeur Partners LLC	01-Mar-23	12%	31-Dec-23	10,000	-
Trillium Partners, LP	31-Mar-23	10%	31-Dec-23	38,000	-
Total				$940,681	$1,197,681
Less: debt discount				(333,460)	(528,100)
Convertible notes payable, total				607,221	669,581

1) On November 18, 2017, Cruzani entered into a convertible promissory note for $25,000 with Travel Data Solutions, Inc., pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agree upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. During January and February 2018, the Company received an additional $75,000 under the same terms as the preciously issued convertible promissory note. As of March 31, 2023 and December 31, 2022, $100,000 remains outstanding.

2) On January 18, 2019, Cruzani executed a promissory note with Travel Data Solutions LLC for $35,000, of which it has received $25,000. The note bears interest at 10%, and matures on January 31, 2020. The specific terms of conversion are still being negotiated. Commencing on January 31, 2019 and on the last day of each month thereafter, the Company shall pay to the Holder Three Thousand Two Hundred Eight dollars and Thirty-Three cents ($3,208.33) of which Two Thousand Nine Hundred Sixteen Dollars and Sixty-Six cents ($2,916.66) represents payment towards the outstanding Principal Amount and Two Hundred Nineteen Dollars and Sixty-Six cents ($219.66) represents accrued interest thereon. As of March 31, 2023 and December 31, 2022, $25,000 remains outstanding.

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

7) On July 7, 2020, the Company issued a $84,681 convertible promissory note to a third party in exchange for $84,681. The Convertible Note bears interest at 10%, per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. After six months from the issuance date, the Holder may elect to convert into that number of shares of common stock equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest under this Note by the amount equal to the anticipate public market price of the Company’s common stock multiplied by fifty percent (50%).  This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of March 31, 2023 and December 31, 2022, this convertible note is in default and the principal and accrued interest balance remain outstanding.

8) Between June 1, 2022 and December 6, 2022, the Company entered into several convertible notes with Trillium Partners, LP bearing interest between 10% and 12% per annum and totaling $332,800. These convertible  notes are convertible at a fixed price between $0.0001 and $0.0002. As of March 31, 2023 and December 31, 2022, $29,800 of these convertible notes were converted into shares of the Company’s common stock, and $303,000 are outstanding.

9) Between June 1, 2022 and December 1, 2022, the Company entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $160,000. These convertible  notes are convertible between 50% and 70% of the lowest close bid price of the Company’s stock  price for a twenty day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of December 31, 2022, $25,000 of these convertible notes were converted into shares of the Company’s common stock, and as of March 31, 2023 and December 31, 2022, $135,000 of principal remains outstanding.

10) On October 19, 2022, the Company entered into a convertible note with Trillium Partners, LP bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock  price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. As of March 31, 2023 and December 31, 2022, the outstanding principal balance totaled $275,000.

11) On October 19, 2022, the Company entered into a convertible note with King Wharf Opportunities Fund bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock  price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. As of March 31, 2023 and December 31, 2022, the outstanding principal balance totaled $275,000.

NOTE 6 – PUT PREMIUM ON STOCK SETTLED DEBT

When the Company enters into convertible notes, some of which contain, predominantly, fixed rate conversion features (See Note 5 for conversion terms), whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a put premium on the consolidated balance sheets, as applicable, on the note date with a charge to interest expense. The put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

All put premiums are recorded as a liability as put premium on stock settled debt on the consolidated balance sheets with a charge to interest expense.

Put premium on stock settled debt by individual note is as follows:

	Date Issued	Maturity Date	March 31, 2023	Discount Percentage	Put premium on stock settled debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	-	$-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	$25,000	-	-
Third party	7-Jul-20	7-Jul-21	84,684	50%	84,684
Trillium Partners, LP	15-Jun-22	15-Jun-23	165,000	0%	-
Trillium Partners, LP	05-Aug-22	28-Jun-23	110,000	0%	-
Frondeur Partners LLC	01-Sept-22	31-June-23	50,000	30%	-
Frondeur Partners LLC	01-Oct-22	31-Jul-23	50,000	30%	50,000
Trillium Partners, LP*	19-Oct-22	09-Oct-23	275,000	0%	-
King Wharf Opportunities Fund*	19-Oct-22	09-Oct-23	275,000	0%	-
Trillium Partners, LP	21-Oct-22	21-Oct-23	11,000	0%	-
Trillium Partners, LP	06-Dec-22	30-Nov-23	17,000	0%	-
Frondeur Partners LLC	01-Nov-22	31-Aug-23	25,000	50%	25,000
Frondeur Partners LLC	01-Dec-22	30-Sep-23	10,000	50%	10,000
Frondeur Partners LLC	01-Jan-23	31-Oct-23	10,000		10,000
Frondeur Partners LLC	01-Feb-23	30-Nov-23	10,000		10,000
Frondeur Partners LLC	01-Mar-23	31-Dec-23	10,000		10,000
Trillium Partners, LP	31-Mar-23	31-Dec-23	38,000		-

Put premium on stock settled debt			$1,265,684		$199,684

NOTE 7 – DERIVATIVE LIABILITIES

The embedded conversion options of certain of the Company’s convertible debentures summarized in Note 5 contain variable conversion features that qualify for embedded derivative classification under ASC 815-15 Embedded Derivatives (See Note 5 for conversion terms). The fair value of these liabilities is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of December 31, 2021	$110,992
Change Due to Issuances	2,718,645
Transfer to put premium	(112,537)
Change in fair value	(544,850)
Balance as of December 31, 2022	$2,172,250
Change Due to Issuances	67,429
Change in fair value	(1,303,044)
Balance as of March 31, 2023	$936,636

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

The following table shows the assumptions used in the calculations of its derivatives:

	March 31, 2023	December 31, 2022
Stock price	$0.0002 - $0.0005	$0.0002 - $0.0005
Exercise price	$0.00005 - $0.0001	$0.00005 - $0.0001
Contractual term (in years)	1.00 – 0.80	1.00 – 0.80
Volatility (annual)	441% - 443%	441% - 443%
Risk-free rate	4.41% - 4.60%	4.41% - 4.60%

NOTE 8 – COMMON STOCK

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

 As of March 31, 2023 and December 31, 2022, the Company had 31,297,119,462 and 27,049,736,362 shares of common stock outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 4,247,383,100  shares of common stock for the extinguishment of convertible debt as follows:

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Frondeur Partners, LLC	17-Feb-23	1,123,094,600	50,000	2,740	3,415		56,155
Trillium Partners, LP	7-Mar-23	1,895,387,800	165,000	14,294	10,245		189,539
Trillium Partners, LP	17-Mar-23	1,228,900,700	110,000	9,475	3,415		122,890
		4,247,383,100	325,000	26,509	17,075		368,584
Acquisition of Interview Mastery

As discussed in Note 4, on December 16, 2022, the Company acquired Interview Mastery at a purchase price of 1,000,000,000 shares of the Company’s common stock, valued at $200,000 using the stock price on the acquisition date. As of March 31, 2023 and December 31, 2022, these shares have not been issued and are recorded as a liability within accrued expenses on the unaudited condensed consolidated balance sheets.
Michael Neece employment agreement

On December 16, 2022, the Company entered into an employment agreement with Michael Neece, Chief Product Officer. Under the agreement, 1,000,000,000 shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. As of March 31, 2023, none of these shares have vested, and the Company has recognized $28,314 of stock-based compensation within general and administrative expenses on the consolidated statement of operations during the three months ended March 31, 2023.

NOTE 9 – WARRANTS

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

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2022	5,616,000,000	$0.0001	$6.09

Issued	200,000	$0.0001	5.00
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, March 31, 2023	5,816,000,000	$0.0001	$5.86

Exercisable, March 31, 2023	5,816,000,000	$0.0001	$5.86

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

Range of Exercise Prices	Number Outstanding March 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00025-0.0025	5,816,000,000	5.86 years	$0.0001

NOTE 10 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock
, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock.
As of March 31 ,2023 and December 31, 2022, there are no shares of Series AA and Super preferred stock outstanding.

Series A Convertible Preferred Stock
, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends.
As of March 31, 2023 and December 31, 2022, there are 3,381,520  shares of Series A preferred stock outstanding.

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
 As of March 31, 2023 and December 31, 2022, there are 5,000  shares of Series B preferred stock outstanding.

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
As of March 31, 2023 and December 31, 2022, there are 5,000,000 shares of Series C preferred stock outstanding.

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
As of March 31, 2023 and December 31, 2022, there are 125,000 shares of Series D preferred stock outstanding.

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
 As of March 31, 2023 and December 31, 2022, there are 101 shares of Series F preferred stock issued.

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
There are 1,000,000 shares of Series G preferred stock issued as of March 31, 2023 and December 31, 2022.

During the year ended December 31, 2022, as consideration for the reverse merger, the Company issued 1,000,000 shares of Series G Convertible Preferred stock.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

Through December 31, 2022, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employee agreements. The agreements provide for a salary of $200,000 and $180,000 per year, respectively. As of March 31, 2023 and December 31, 2022, $551,210 and $474,884 has been credited to accrued compensation.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of March 31, 2023, $562,000 has been credited to accrued compensation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,084. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2023 and December 31, 2022.

NOTE 13 – SUBSEQUENT EVENTS

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “bowmo,” “we,” “us,” “our,” and similar terms shall refer to bowmo, Inc., a Wyoming corporation, and its subsidiaries.

Acquisitions

Interview mastery

On December 16 2022, bowmo, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) with Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”) and Caseridus, Inc. Under the terms of the APA, the Company will pay the purchase price through the issuance of 2,000,000,000 shares of the Company’s common stock in two tranches: (i) 1,000,000,000 shares of Company common stock to the stockholders of Interview Mastery that vest immediately for all of the business assets of Interview Mastery, valued at $200,000 based on the acquisition date share price of $0.0002; and (ii) 1,000,000,000 shares of Company common stock issued in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. As of December 31, 2022, the 1,000,000,000 shares of common stock for the acquisition of Interview Mastery have not been issued, and as such, has been recorded as a liability in accrued expenses on the consolidated balance sheets. In connection with the APA, the Company shall create a new board seat and offer such seat to Neece who will be formally invited to join the Company’s Board of Directors.

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
$200,000

Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	For the three months ended
	March 31, 2023	March 31, 2022
Revenue	$4,476	$88,667
Cost of revenue	-	27,579
Gross profit	4,476	61,088

Operating expenses:
Compensation expense	121,314	102,268
Consulting fees	30,000	-
Professional fees	160,054	10,000
General and administrative	76,581	6,327

Total operating expenses	387,949	118,595

Loss from operations	(383,473)	(57,507)

Other income (expenses):
Interest expense	(269,500)	(5,010)
Forgiveness of notes payable – PPP loan		-
Grant income		-
Gain on new methodology for accounting for debt conversion features		-
Initial recognition of derivative liability	(32,429)	-
Change in fair value of derivative liability	1,303,044	(1,545)
Total other income (expenses)	1,001,115	(6,555)

Income (loss) before income taxes	617,642	(64,062)
Provision for income taxes	-	-
Net Loss	617,642	(64,062)

Revenue

Revenues for the three months ended March 31, 2023 totaled $4,476, a decrease of $84,191 or 95% compared to $88,667 of revenues for the three months ended March 31, 2022. This was primarily due to decreased operations for the three months ended March 31, 2023.

Cost of Revenue

Cost of revenues for the three months ended March 31, 2023 totaled $0, a decrease of $27,579 or 100% compared to $27,579 cost of revenues for the three months ended March 31, 2022. This was primarily a result of decreased operations for the three months ended March 31, 2023.

Compensation Expense

Compensation expense for the three months ended March 31, 2023 and March 31, 2022 was $121,314 and $102,268, respectively, and consists entirely of compensation paid to officers.

Consulting Expense

Consulting expense for the three months ended March 31, 2023 and March 31, 2022 was $30,000 and $0 due to a consulting contract signed with a fixed fee of $10,000 per month.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 were $76,581 compared to $6,327 for the three months ended March 31, 2022. The increase was primarily due to payments for software services.

Professional fees

Professional fees for the three months ended March 31, 2023 were $160,054 compared to $10,000 for the three months ended March 31, 2022. The increase in expenses were due to greater legal expenses.

Other Income (Expense)

Total other income (expense) of $1,001,115 for the three months ended March 31, 2023 was primarily attributable to the recognition and change in the value of derivative liabilities of $1,270,615 as well as interest expense of $(269,500) Total other expense of $(6,555) for the three months ended March 31, 2022, was comprised of interest expense of ($5,010) and a loss on fair value of derivatives of ($1,545).

Net Income (Loss)

The Company had net income of $617,642 for the three months ended March 31, 2023, as compared to a net loss of ($64,062) for the three months ended March 31, 2022.

Quarterly Developments

None.

Significant Developments

On May 4, 2022, Cruzani, Inc., acquired Bowmo Inc. for the issuance of the Company’s Series G Preferred Stock holding the voting rights to 78% of the total voting equity securities. bowmo Inc. (“bowmo”) is an Artificial intelligence Human resource technology company delivering software and services that transform the hiring process. We provide our services to a broad range of clients in major cities around the world. bowmo and its predecessors have been a leadership advisor for more than 60 years. bowmo was formed as a Delaware corporation in 2015 by Robert Boyer and J. Strother Moore who in 1977 created the Boyer-Moore string-search algorithm, which serves as a predecessor algorithm for all search modalities such as Google.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $(8,626,283). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

March 31, 2023 See Note Eight above for all unregistered sales of equity during the Three months ended March 31, 2022.

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

BOWMO, INC.

Date: June 02, 2023	By:	Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

