Form 10-Q
period 2023-06-30
bowmo, Inc.
filed 2023-08-30
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 25, 2023, there were 33,360,984,221 shares of Common Stock, par value $0.00001 per shares outstanding.

Company Letterhead

August 28, 2023

BF Borgers CPA PC

5400 W. Cedar Avenue

Lakewood, CO 80226

We are providing this letter in connection with your review of the Interim Financial Information of Bowmo, Inc. as of June 30, 2023, for the purpose of determining whether any material modifications should be made to the interim financial information for it to conform with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation of the interim financial information in conformity with generally accepted accounting principles. We are also responsible for establishing and maintaining effective internal control over financial reporting.

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

We confirm, to the best of our knowledge and belief, as of August 28, 2023, the following representations made to you during your review.

1)	The interim financial information referred to above has been prepared and presented in conformity with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures necessary and required to be included by the laws and regulations to which the Company is subject.

2)	We have designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of interim financial information for external purposes in accordance with generally accepted accounting principles.

3)	We have disclosed to you all deficiencies in the design or operation of internal control over financial reporting identified as part of our evaluation, including separately disclosing to you all such deficiencies that we believe to be significant deficiencies or material weaknesses in internal control over financial reporting.

4)	Management’s certification regarding internal control over financial reporting as of June 30, 2023 discloses any changes in the Company’s internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5)	We have made available to you all—

a)	Financial records and related data.

b)	Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries.

6)	There have been no communications from the SEC or other regulatory agencies regarding noncompliance with, or deficiencies, in financial reporting practices.

7)	There are no material transactions that have not been properly recorded in the accounting records underlying the interim financial information.

8)	We are not aware of any uncorrected financial statement misstatements.

9)	We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

10)	We have no knowledge of any fraud or suspected fraud affecting the Company involving:

a)	Management;

b)	Employees who have significant roles in internal control over financial reporting; or

c)	Others where the fraud could have a material effect on the interim financial information.

11)	We have no knowledge of any allegations of fraud or suspected fraud affecting the Company received in communications from employees, former employees, analysts, regulators, short sellers, or others.

12)	The Company has no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

13)	The following have been properly recorded or disclosed in the interim financial information:

a)	Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.

b)	Guarantees, whether written or oral, under which the Company is contingently liable.

c)	Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties.

14)	There are no:

a)	Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency.

b)	Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB ASC 450.

c)	Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by FASB ASC 450.

15)	The Company has appropriately reconciled its general ledger accounts to their related supporting information. All reconciling items considered to be material were identified and included on the reconciliations and were appropriately adjusted in the interim financial information. All intracompany (and intercompany) accounts have been eliminated or appropriately measured and considered for disclosure in the interim financial information.

16)	The Company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets, nor has any asset been pledged as collateral. [j]

17)	The company has complied with all aspects of contractual agreements that would have a material effect on the interim financial information in the event of noncompliance.

18)	The company is not aware of any violation of the Foreign Corrupt Practices act.

19)	Our plans with respect to alleviating the adverse financial conditions that caused you to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

a)	Debt and/or equity placements and continued loans and advances from shareholders and those associated with the company.

To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the interim financial information referred to above.

Bowmo, Inc.

/s/ Michael Lakshin
Name: Michael Lakshin
Title: President and Chairman of the Board

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

bowmo, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$77,745	$167,103
Accounts receivable	-	15,542
Prepaid expenses and other current assets	858	858
Total Current Assets	78,603	183,503

Total Assets	$78,603	$183,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$952,860	$813,378
Accrued expenses	200,000	200,286
Accrued interest	329,342	366,622
Accrued officer compensation	1,207,642	1,074,361
Loans payable, current portion	308,520	113,006
Loans payable, related party	254,500	190,500
Convertible notes, net of debt discount	775,141	669,581
Put premium on stock settled debt	179,684	219,687
Derivative liability	1,809,399	2,172,250
Total Current Liabilities	6,017,088	5,819,671

Loans payable, net of current portion	-	260,494
Total Liabilities	6,017,088	6,080,165

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding as of June 30, 2023 and December 31, 2022	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	12	12
Series E Preferred stock to be issued	166,331	166,331
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,000	1,000
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 32,441,177,421 and 27,049,736,362 shares issued and outstanding, respectively at June 30, 2023 and December 31, 2022, respectively	324,412	270,497
Common stock to be issued, 2,550,000 shares as of June 30, 2023 and December 31, 2022	26	26
Treasury stock, at cost – 2,917 shares as of June 30, 2023 and December 31, 2022	(773,500)	(773,500)
Additional paid in capital	4,151,380	3,599,032
Accumulated deficit	(9,892,011)	(9,243,925)
Total Stockholders’ Deficit	(5,938,485)	(5,896,662)
Total Liabilities and Stockholders’ Deficit	$78,603	$183,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
REVENUES	4,476	149,848	-	61,181
Cost of Revenues	-	48,470	-	20,891

Gross Profit	4,476	101,378	-	40,290

Operating Expenses
Compensation expense	222,119	203,285	100,805	101,017
Consulting fees	60,000	46,667	30,000	46,667
Professional fees	163,469	130,718	3,415	120,718
General and administrative expenses	107,421	54,915	30,840	48,588
Total Operating Expenses	553,009	435,585	165,060	316,990

Loss from Operations	(548,533)	(334,207)	(165,060)	(276,700)

Other Income (Expense)
Interest expense	(497,405)	(43,160)	(227,905)	(38,150)
Gain on new methodology for accounting for debt conversion features	-	27,856	-	27,856
Initial recognition of derivative liability	(32,429)	-	-	-
Change in fair value of derivative liability	430,281	(1,545)	(872,763)	-
Total Other Income (Expense)	(99,553)	(16,849)	(1,100,668)	(10,294)

Net loss	$(648,086)	$(351,056)	$(1,265,728)	$(286,994)

Weighted average common shares outstanding:
Basic and Diluted	30,223,358,741	3,392,972,124	32,265,168,504	6,730,708,291

Earnings per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred				Common Stock	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		to be	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Stock	Deficit	Total

Balance December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	-	3,802,391	-	(4,663,488)	(842,294)
																					-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(64,062)	(64,062)

Balance, March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	-	3,802,391	-	(4,727,550)	(906,356)

Recapitalization at reverse merger - May 4, 2022	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	8,936,864,497	71,400	26	(2,630,899)	(773,500)	-	(3,082,418)

Warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	306,220	-	-	306,220

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,673,960,315	66,740	-	532,379	-	-	599,119

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(286,994)	(286,994)

Balance, June 30, 2022	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	15,628,974,812	156,290	26	2,010,091	(773,500)	(5,014,544)	(3,370,429)

	Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred				Common Stock	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Common Stock		to be	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Stock	Deficit	Total

Balance December 31, 2022	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	27,049,736,362	270,497	26	3,599,032	(773,500)	(9,243,925)	(5,896,662)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,314	-	-	28,314

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14,995	-	-	14,995

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,247,383,100	42,474	-	376,113	-	-	418,587

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	617,642	617,642

Balance, March 31, 2023	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	31,297,119,462	312,971	26	4,018,454	(773,500)	(8,626,283)	(4,817,124)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,314	-	-	28,314

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	9,994	-	-	9,994

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,144,057,959	11,441	-	94,618	-	-	106,059

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,265,728)	(1,265,728)

Balance, June 30, 2023	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	32,441,177,421	324,412	26	4,151,380	(773,500)	(9,892,011)	(5,938,485)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bowmo, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(648,086)	$(265,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense incurred on put premium on stock settled debt	60,000	-
Change in fair value of derivative liability	(430,281)	17,820
Amortization of debt discount	442,550	42,457
Stock-based compensation and shares issued for services	154,628	50
Forgiveness of note payable – PPP Note	-	(91,035)
Grant income	-	(6,000)
Expenses incurred on extinguishment of convertible debt and accrued interest	20,490	-
Initial derivative expense	32,429	-
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	15,543	(37,638)
Accounts payable	139,483	13,970
Accrued expenses	(287)	14,380
Accrued interest	(8,128)	-
Accrued compensation	133,281	309,079
Deferred revenue	-	3,108

Net Cash (Used In) Provided By Operating Activities	(88,378)	274

Cash Flows from Financing Activities
Payments of loans payable	(980)	-
Net Cash (Used In) Financing Activities	(980)	-

Net Change in Cash and Cash Equivalents	(89,358)	274

Cash And Cash Equivalents - Beginning of Period	167,103	111

Cash And Cash Equivalents - End of Period	77,745	$385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Securities and Exchange Commission for interim financial statements which omit certain disclosures. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2022 included on the Company’s Form 10-K. The results of the three months and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2023 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The accompanying unaudited interim consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2023 and December 31, 2022.

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

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives with the sale of convertible notes in 2022. The accounting treatment of derivative financial instruments requires that the Company records the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the derivatives. There is an offsetting debt discount or premium as a result of the fair value assigned to the derivatives, as well as any debt issuance costs, which are amortized under the straight-line method over the term of the loan. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

Direct placement revenue is subject to a 90-180 day guarantee that the candidate will not resign or be terminated in that time period. The Company uses historical evidence as well as additional factors to determine and estimate the amount of consideration received that the Company does not expect to be entitled to. For any amounts received for which the Company does not expect to be entitled, it would not recognize revenue when the candidate is hired but would recognize those amounts received as a refund liability. The Company included in the transaction price the estimated amount of variable consideration per the expected value method. A refund liability would be credited for the difference between cash consideration received and variable consideration recognized. The refund liability would be updated at the end of each reporting period for any changes in circumstances. As of June 30, 2023 and December 31, 2022 there was no refund liability on the unaudited condensed consolidated balance sheets as historically no direct placement revenue has been refunded to the Company.

Revenue Disaggregation

For the three months and six months ended June 30, 2023 and 2022, revenues can be categorized into the following:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Direct placement	$-	$61,000	$-	$100,750
Recruiting as a Service	-	181	4,476	49,098
Total revenues	$-	$61,181	$4,476	$149,848

Cost of revenues

Cost of revenue consists of employee costs, third party staffing costs, hosting service fees, and other fees, outsourced recruiter fees and commissions.

Concentrations of credit risk

Financial instruments which potentially subject the Company to credit risks consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in United States financial institutions. At times, such amounts may exceed federally insured limits.

As of June 30, 2023, the Company had a zero balance in accounts receivable. As of December 31, 2022, one customer accounted for 100% of accounts receivable.

During the three months ended June 30, 2023, no customer accounted for more than 100% of revenues. During the three months ended June 30, 2022, two customers accounted for more than 10% of revenue, at 83% and 11%, for a total 94%.

During the six months ended June 30, 2023, one customer accounted for 100% of revenues. During the six months ended June 30, 2022, four customers accounted for more than 10% of revenue, at 60%, 14%, 14%, and 12%, for a total of 100%.

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

Change in accounting principle

Commencing in the second quarter of 2022, the Company prospectively changed its accounting treatment for securities that contain predominantly fixed rate conversion features by recording the derivative feature as a put premium on stock settled debt. See Note 7 for further discussion. The Company believes this change in accounting principle is preferable as it applies a more consistent method of accounting for convertible notes that contain similar conversion features. This accounting change resulted in a gain on new methodology for accounting for debt conversion features of $27,856 on the consolidated statement of operations for the six months ended June 30, 2022.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations. The Company has an accumulated deficit of approximately $9.89 million. The company historically has had negative cash flow from operations. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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
$200,000

As a result of the business combination, the Company recognized a related party loss of $197,370 which was included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2022.

The approximate revenue and net loss for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to December 31, 2021 was $14,692 and $21,862, respectively, and from January 1, 2022 to December 17, 2022 was $13,059 and $15,279, respectively.

NOTE 4 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	June 30, 2023	December 31, 2022
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,000	160,500
Loan 5	3.75%	309,500	309,500
Total		$564,000	$564,000

Loans 1 through 5 are past due as of the issuance of these financial statements and are accordingly classified as current liabilities.

Loan 1

On May 30, 2013 and August 12, 2013, Cruzani received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.

Loan 2

On February 27, 2014, and March 19, 2015, Cruzani received advances from a director of $6,000, and $10,200, respectively. During the year ended December 31, 2015, the Company repaid $13,200. The advances are unsecured, due on demand and bears interest at 1% per annum compounded and calculated monthly.

Loan 3

On September 18, 2014, May 29, 2015, July 3, 2015, December 2, 2015, and January 4, 2016, Cruzani entered into unsecured, non-guaranteed loan agreements pursuant to which the Company received proceeds of $35,000, $4,000, $5,000, $22,000, and $45,000, respectively. The loans bear interest at 8% per annum compounded annually and are due 1 year after the date of issuance.

Loan 4

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

Loan 5

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

NOTE 5 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of June 30, 2023, and December 31, 2022:

Creditor	Date Issued	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Travel Data Solutions, Inc. (1)	18-Nov-17	10%	30-Nov-19	$100,000	$100,000
Travel Data Solutions, Inc. (2)	18-Jan-19	10%	31-Jan-20	25,000	25,000
Third Party (3)	07-Jul-20	10%	07-Jul-21	84,681	84,681
Trillium Partners, LP (4)	15-Jun-22	12%	15-Jun-23	-	165,000
Trillium Partners, LP (4)	05-Aug-22	12%	28-Jun-23	-	110,000
Frondeur Partners LLC (5)	01-Aug-22	10%	28-Feb-23	-	50,000
Frondeur Partners LLC (5)	01-Oct-22	10%	31-Jul-23	-	50,000
Trillium Partners, LP (6)	19-Oct-22	8%	09-Oct-23	275,000	275,000
King Wharf Opportunities Fund (7)	19-Oct-22	8%	09-Oct-23	275,000	275,000
Trillium Partners, LP (4)	21-Oct-22	12%	21-Oct-23	11,000	11,000
Trillium Partners, LP (4)	06-Dec-22	10%	30-Nov-23	17,000	17,000
Frondeur Partners LLC (5)	01-Nov-22	10%	31-Aug-23	25,000	25,000
Frondeur Partners LLC (5)	01-Dec-22	10%	30-Sep-23	10,000	10,000
Frondeur Partners LLC (5)	01-Jan-22	10%	31-Oct-23	10,000	-
Frondeur Partners LLC (5)	01-Feb-23	12%	30-Nov-23	10,000	-
Frondeur Partners LLC (5)	01-Mar-23	12%	31-Dec-23	10,000	-
Trillium Partners, LP (4)	31-Mar-23	10%	31-Dec-23	38,000	-
Frondeur Partners LLC (5)	01-Apr-23	10%	31-Jan-24	10,000	-
Frondeur Partners LLC (5)	01-May-23	10%	29-Feb-24	10,000	-
Frondeur Partners LLC (5)	01-Jun-23	10%	31-Mar-24	10,000	-
Total				$920,681	$1,197,681
Less: debt discount				(145,540)	(528,100)
Convertible notes payable, total				775,141	669,581

1)	On November 18, 2017, Cruzani entered into a convertible promissory note for $25,000 with Travel Data Solutions, Inc., pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agreed upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. During January and February 2018, the Company received an additional $75,000 under the same terms as the previously issued convertible promissory note. As of June 30, 2023 and December 31, 2022, $100,000 remains outstanding.

2)	On January 18, 2019, Cruzani executed a promissory note with Travel Data Solutions LLC for $35,000, of which it has received $25,000. The note bears interest at 10% and matures on January 31, 2020. The specific terms of conversion are still being negotiated. Commencing on January 31, 2019 and on the last day of each month thereafter, the Company shall pay to the Holder Three Thousand Two Hundred Eight dollars and Thirty-Three cents ($3,208.33) of which Two Thousand Nine Hundred Sixteen Dollars and Sixty-Six cents ($2,916.66) represents payment towards the outstanding Principal Amount and Two Hundred Nineteen Dollars and Sixty-Six cents ($219.66) represents accrued interest thereon. As of June 30, 2023 and December 31, 2022, $25,000 remains outstanding.

3)	On July 7, 2020, the Company issued a $84,681 convertible promissory note to a third party in exchange for $84,681. The Convertible Note bears interest at 10% per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. After six months from the issuance date, the Holder may elect to convert into that number of shares of common stock equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest under this Note by the amount equal to the anticipate public market price of the Company’s common stock multiplied by fifty percent (50%). This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of June 30, 2023 and December 31, 2022, this convertible note is in default and the principal and accrued interest balance remain outstanding.

4)	Between June 15, 2022 and March 31, 2023, the Company entered into several convertible notes with Trillium Partners, LP bearing interest between 10% and 12% per annum and totaling $414,800. These convertible notes are convertible at a fixed price between $0.0001 and $0.0002. As of June 30, 2023 and December 31, 2022, $348,800 and $29,800 of these convertible notes were converted into shares of the Company’s common stock, respectively, and $66,000 and $303,000 are outstanding, respectively.

5)	Between June 1, 2022 and June 1, 2023, the Company entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $395,000. These convertible notes are convertible between 50% and 70% of the lowest close bid price of the Company’s stock price for a twenty day period. These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of June 30, 2023 and December 31, 2022, $300,000 and $25,000 of these convertible notes were converted into shares of the Company’s common stock, and as of June 30, 2023 and December 31, 2022, $95,000 and $135,000 of principal remains outstanding.

6)	On October 19, 2022, the Company entered into a convertible note with Trillium Partners, LP bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. As of June 30, 2023 and December 31, 2022, the outstanding principal balance totaled $275,000.

7)	On October 19, 2022, the Company entered into a convertible note with King Wharf Opportunities Fund bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr. Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. As of June 30, 2023 and December 31, 2022, the outstanding principal balance totaled $275,000.

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

Put premium on stock settled debt by individual note is as follows:

	Date Issued	Maturity Date	Note balance as of June 30, 2023	Discount Percentage	Put premium on stock settled debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	0%	$-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	25,000	0%	-
Third party	7-Jul-20	7-Jul-21	84,681	50%	84,681
Trillium Partners, LP*	19-Oct-22	09-Oct-23	275,000	0%	-
King Wharf Opportunities Fund*	19-Oct-22	09-Oct-23	275,000	0%	-
Trillium Partners, LP	21-Oct-22	21-Oct-23	11,000	0%	-
Trillium Partners, LP	06-Dec-22	30-Nov-23	17,000	0%	-
Frondeur Partners LLC	01-Oct-22	31-Aug-23	25,000	50%	25,000
Frondeur Partners LLC	01-Dec-22	30-Sep-23	10,000	50%	10,000
Frondeur Partners LLC	01-Jan-23	31-Oct-23	10,000	50%	10,000
Frondeur Partners LLC	01-Feb-23	30-Nov-23	10,000	50%	10,000
Frondeur Partners LLC	01-Mar-23	31-Dec-23	10,000	50%	10,000
Trillium Partners, LP	31-Mar-23	31-Dec-23	38,000	0%	-
Frondeur Partners LLC	01-Apr-23	31-Jan-24	10,000	50%	10,000
Frondeur Partners LLC	01-May-23	29-Feb-24	10,000	50%	10,000
Frondeur Partners LLC	01-Jun-23	31-Mar-24	10,000	50%	10,000
Total			920,681		179,684
Less: debt discount			(145,540)		-
Convertible notes payable, total			$775,141		$179,684

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of December 31, 2021	$110,992
Change Due to Issuances	2,718,645
Transfer to put premium	(112,537)
Change in fair value	(544,850)
Balance as of December 31, 2022	$2,172,250
Change Due to Issuances	129,929
Transfer to put premium	(62,338)
Change in fair value	(430,442)
Balance as of June 30, 2023	$1,809,399

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

The following table shows the assumptions used in the calculations of its derivatives:

	June 30, 2023	December 31, 2022
Stock price	$0.0001- $0.0005	$0.0002 - $0.0005
Exercise price	$0.00003- $0.0001	$0.00005 - $0.0001
Contractual term (in years)	1.00 - 0.28	1.00 - 0.80
Volatility (annual)	174%- 443%	441% - 443%
Risk-free rate	4.41% - 5.47%	4.41% - 4.60%

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

As of June 30, 2023 and December 31, 2022, the Company had 32,441,177,421 and 27,049,736,362 shares of common stock outstanding, respectively.

During the three and six months ended June 30, 2023, the Company issued 1,144,057,959 and 5,391,441,059 shares of common stock. respectively for the extinguishment of convertible debt as follows:

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Frondeur Partners, LLC	17-Feb-23	1,123,094,600	50,000	2,740	3,415	56,155
Trillium Partners, LP	7-Mar-23	1,895,387,800	165,000	14,294	10,245	189,539
Trillium Partners, LP	17-Mar-23	1,228,900,700	110,000	9,475	3,415	122,890
Frondeur Partners, LLC	12-Apr-23	1,144,057,959	50,000	2,644	3,415	56,059
		5,391,441,059	375,000	29,152	20,490	424,642

Acquisition of Interview Mastery

As discussed in Note 4, on December 16, 2022, the Company acquired Interview Mastery at a purchase price of 1,000,000,000 shares of the Company’s common stock, valued at $200,000 using the stock price on the acquisition date. As of June 30, 2023 and December 31, 2022, these shares have not been issued and are recorded as a liability within accrued expenses on the unaudited condensed consolidated balance sheets.

Michael Neece employment agreement

On December 16, 2022, the Company entered into an employment agreement with Michael Neece, Chief Product Officer. Under the agreement, 1,000,000,000 shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. As of June 30, 2023, none of these shares have vested, and the Company has recognized $28,314 and $56,628, respectively, of stock-based compensation within general and administrative expenses on the consolidated statement of operations during the three and six months ended June 30, 2023.

NOTE 9 – WARRANTS

In 2022, in connection with the issuance of convertible notes with Frondeur Partners, LLC (“Frondeur”), King Wharf Opportunities Fund, and Trillium Partners, LP, the Company also issued 5,616,000,000 common stock purchase warrants to purchase 5,616,000,000 shares of the Company’s common stock pursuant to the terms therein as a commitment fee.

These warrants have an exercise price per share between $0.0025 - $0.0001 and expire between five – seven years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $619,427 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.00025 and $0.0025, 2.50% - 4.28% risk free rate, 256.61% - 699.48% volatility and expected life of the warrants of 5 to 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2022	5,616,000,000	$0.0001	$6.09

Issued	500,000,000	$0.0001	4.72
Exercised	–	$–	$–
Forfeited	–	$–	$–
Expired	–	$–	$–
Outstanding, June 30, 2023	6,116,000,000	$0.0001	$5.14

Exercisable, June 30, 2023	6,116,000,000	$0.0001	$5.14

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

Range of Exercise Prices	Number Outstanding June 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00025-0.0025	6,116,000,000	5.86 years	$0.0001

NOTE 10 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock. As of June 30 ,2023 and December 31, 2022, there are no shares of Series AA and Super preferred stock outstanding.

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of June 30, 2023 and December 31, 2022, there are 3,381,520 shares of Series A preferred stock outstanding.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 4,000 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4,000 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of June 30, 2023 and December 31, 2022, there are 5,000 shares of Series B preferred stock outstanding.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of June 30, 2023 and December 31, 2022, there are 5,000,000 shares of Series C preferred stock outstanding.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of June 30, 2023 and December 31, 2022, there are 125,000 shares of Series D preferred stock outstanding.

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

Series F Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the current conversion rate of 93,761,718 shares of common stock for one share of Series F Preferred Stock. Each share is entitled to 93,761,718 votes, voting with the common stock as a single class, has no liquidation rights and is not entitled to receive dividends. As of June 30, 2023 and December 31, 2022, there are 101 shares of Series F preferred stock issued.

Series G Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock for a period ending 18 months following issuance at the conversion rate that will result, in the aggregate, in the holders of Series G Preferred Stock receiving that number of shares of Common Stock which equals Seventy Eight Percent (78%) of the total issued and outstanding shares of commons stock of the company on a fully diluted basis. The Series G Preferred Stock shall vote with the common stock as a single class, has liquidation rights of $0.001 per share and is entitled to receive an annal dividend of 6% of the Stated Value (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation, or conversion. There are 1,000,000 shares of Series G preferred stock issued as of June 30, 2023 and December 31, 2022.

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

Through December 31, 2022, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employee agreements. The agreements provide for a salary of $200,000 and $180,000 per year, respectively. As of June 30, 2023 and December 31, 2022, $438,415 and $474,884 has been credited to accrued compensation and related payroll taxes.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of June 30, 2023, $594,295 has been credited to accrued compensation and related payroll taxes.

The Company executed an employment agreement with Damian Hischier. The agreement provides for a salary of $10,000 per month. As of June 30, 2023, $53,825 has been credited to accrued compensation and related payroll taxes.

The Company executed an employment agreement with Keith Carlson. The agreement provides for a salary of $12,500 per month. As of June 30, 2023, $121,106 has been credited to accrued compensation and related payroll taxes.

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

NOTE 13 – SUBSEQUENT EVENTS

Through August 25, 2023 the Company issued two convertible notes. The principal amount of these notes are $10,000 each, for a total amount of $20,000. They bear interest at 10% and are due in full on May 31, 2024 and June 30, 2024, respectively.

From July 1, 2023 through August 25, 2023, the Company issued 919,806,800 shares of the Company’s common stock upon conversion of $45,990 of principal and interest on its notes payable.

On July 12, 2023, the Company entered into a promissory note with a principal amount of $20,000. The note bears interest compounding monthly at a rate of 12% and matures on April 30, 2024.

On July 26, 2023, the Company entered into a promissory note with a principal amount of $10,000. The note bears interest compounding monthly at a rate of 12% and matures on April 30, 2024.

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
$200,000

Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three months and six months ended June 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	For the three months ended
	June 30, 2023	June 30, 2022
Revenue	$-	$61,181
Cost of revenue	-	20,891
Gross profit	-	40,290

Operating expenses:
Compensation expense	100,805	101,017
Consulting fees	30,000	46,667
Professional fees	3,415	120,718
General and administrative	30,840	48,588

Total operating expenses	165,060	316,990

Loss from operations	(165,060)	(276,700)

Other income (expenses):
Interest expense	(227,905)	(38,150)
Gain on new methodology for accounting for debt conversion features	-	27,856
Change in fair value of derivative liability	(872,763)	-
Total other income (expenses)	(1,100,668)	(10,294)

Income (loss) before income taxes	(1,265,728)	(286,994)
Provision for income taxes	-	-
Net Loss	(1,265,728)	(286,994)

Revenue

Revenues for the three months ended June 30, 2023 totaled $0, a decrease of $61,181 or 100% compared to $61,181 of revenues for the three months ended June 30, 2022. This was primarily due to decreased operations for the three months ended June 30, 2023.

Cost of Revenue

Cost of revenues for the three months ended June 30, 2023 totaled $0, a decrease of $20,891 or 100% compared to $20,891 cost of revenues for the three months ended June 30, 2022. This was primarily a result of decreased operations for the three months ended June 30, 2023.

Compensation Expense

Compensation expense for the three months ended June 30, 2023 and June 30, 2022 was $100,805 and $101,017, respectively, and consists entirely of compensation paid to officers.

Consulting Expense

Consulting expense for the three months ended June 30, 2023 and June 30, 2022 was $30,000 and $46,667 due to a consulting contract signed with a fixed fee of $10,000 per month.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 were $30,840 compared to $48,588 for the three months ended June 30, 2022. The decrease was primarily due to the company’s decreased operations during the three months ended June 30, 2023.

Professional fees

Professional fees for the three months ended June 30, 2023 were $3,415 compared to $120,718 for the three months ended June 30, 2022. The decrease in expenses was due to lower legal expenses.

Other Income (Expense)

Total other income (expense) of $1,100,668 for the three months ended June 30, 2023 was primarily attributable to the change in the value of derivative liabilities of $872,763 as well as interest expense of $227,905. Total other expense of $10,294 for the three months ended June 30, 2022, was comprised of interest expense of $38,150 and a gain on new methodology for accounting for debt conversion features of $27,856.

Net Income (Loss)

The Company had a net loss of $1,265,728 for the three months ended June 30, 2023, as compared to a net loss of $286,994 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	For the six months ended
	June 30, 2023	June 30, 2022
Revenue	$4,476	$149,848
Cost of revenue	-	48,470
Gross profit	4,476	101,378

Operating expenses:
Compensation expense	222,119	203,285
Consulting fees	60,000	46,667
Professional fees	163,469	130,718
General and administrative	107,421	54,915

Total operating expenses	553,009	435,585

Loss from operations	(548,533)	(334,207)
		-
Other income (expenses):		-
Interest expense	(497,405)	(43,160)
Gain on new methodology for accounting for debt conversion features	-	27,856
Initial recognition of derivative liability	(32,429)	-
Change in fair value of derivative liability	430,281	(1,545)
Total other income (expenses)	(99,553)	(16,849)

Income (loss) before income taxes	(648,086)	(351,056)
Provision for income taxes	-	-
Net Loss	(648,086)	(351,056)

Revenue

Revenues for the six months ended June 30, 2023 totaled $4,476, a decrease of $145,372 or 97% compared to $149,848 of revenues for the six months ended June 30, 2022. This was primarily due to decreased operations for the six months ended June 30, 2023.

Cost of Revenue

Cost of revenues for the six months ended June 30, 2023 totaled $0, a decrease of $48,470 or 100% compared to $48,470 cost of revenues for the six months ended June 30, 2022. This was primarily a result of decreased operations for the six months ended June 30, 2023.

Compensation Expense

Compensation expense for the six months ended June 30, 2023 and June 30, 2022 was $222,119 and $203,285, respectively, and consists entirely of compensation paid to officers.

Consulting Expense

Consulting expense for the six months ended June 30, 2023 and June 30, 2022 was $60,000 and $46,667 due to a consulting contract signed with a fixed fee of $10,000 per month.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 were $107,421 compared to $54,915 for the six months ended June 30, 2022. The increase was primarily due to the addition of stock based compensation issued to an officer of the Company.

Professional fees

Professional fees for the six months ended June 30, 2023 were $163,469 compared to $130,718 for the six months ended June 30, 2022. The increase in expenses were due to greater legal expenses.

Other Income (Expense)

Total other expense of $99,553 for the six months ended June 30, 2023 was primarily attributable to the interest expense of $497,405 as well as the initial recognition of derivative liability of $32,429; offset by a gain on the change in the fair value of the derivative liability of $430,281. Total other expense of $16,849 for the six months ended June 30, 2022, was comprised of interest expense of $43,160 and a loss on the change in the fair value of derivatives of $1,545; offset by a gain on new methodology for accounting for debt conversion features.

Net Income (Loss)

The Company had net loss of $648,086 for the six months ended June 30, 2023, as compared to a net loss of $351,056 for the six months ended June 30, 2022.

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $9.89 million. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 30, 2023 See Note Eight above for all unregistered sales of equity during the Six months ended June 30, 2022.

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

BOWMO, INC.

Date: August 29, 2023	By:	/s/ Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive Officer)
(Principal Financial and Accounting Officer)