Form 10-Q/A
period 2023-06-30
bowmo, Inc.
filed 2023-10-25
CIK 1381871

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

bowmo, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(as Restated)	(as Restated)
ASSETS
Cash and cash equivalents	$77,745	$167,103
Accounts receivable	-	15,542
Prepaid expenses and other current assets	858	858
Total Current Assets	78,603	183,503

Total Assets	$78,603	$183,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$952,860	$813,378
Accrued expenses	200,000	200,286
Accrued interest	329,342	366,622
Accrued officer compensation	1,207,642	1,074,361
Loans payable, current portion	308,520	113,006
Loans payable, related party	254,500	190,500
Convertible notes, net of debt discount	775,141	669,581
Put premium on stock settled debt	179,684	219,687
Derivative liability	1,809,399	2,172,250
Total Current Liabilities	5,730,314	5,819,671

Loans payable, net of current portion	-	260,494
Total Liabilities	6,017,088	6,080,165

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 shares issued and outstanding as of June 30, 2023 and December 31, 2022	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	12	12
Series E Preferred stock to be issued	166,331	166,331
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,000	1,000
Series H Preferred stock, 1,000,000 shares authorized, par value $0.001; 10,000 and 10,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	10	10
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 32,441,177,421 and 27,049,736,362 shares issued and outstanding, respectively at June 30, 2023 and December 31, 2022, respectively	324,412	270,497
Common stock to be issued, 2,550,000 shares as of June 30, 2023 and December 31, 2022	26	26
Treasury stock, at cost – 2,917 shares as of June 30, 2023 and December 31, 2022	(773,500)	(773,500)
Additional paid in capital	5,516,217	4,963,869
Accumulated deficit	(11,256,858)	(10,608,772)
Total Stockholders’ Deficit	(5,938,485)	(5,896,662)
Total Liabilities and Stockholders’ Deficit	$78,603	$183,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
		(as Restated)		(as Restated)
REVENUES	4,476	149,848	-	61,181
Cost of Revenues	-	48,470	-	20,891

Gross Profit (Deficit)	4,476	101,378	-	40,290

Operating Expenses
Compensation expense	222,119	203,285	100,805	101,017
Consulting fees	60,000	1,411,514	30,000	1,411,514
Professional fees	163,469	130,718	3,415	120,718
General and administrative expenses	107,421	54,915	30,840	48,588
Total Operating Expenses	553,009	1,800,432	165,060	1,681,537

Loss from Operations	(548,533)	(1,699,054)	(165,060)	(1,641,547)

Other Income (Expense)
Interest expense	(497,405)	(43,160)	(227,905)	(38,150)
Gain on new methodology for accounting for debt conversion features	-	27,856	-	27,856
Initial recognition of derivative liability	(32,429)	-	-	-
Change in fair value of derivative liability	430,281	(1,545)	(872,763)	-
Total Other Income	(99,553)	(16,849)	(1,110,668)	(10,294)

Net loss	$(648,086)	$(1,715,903)	$(1,265,728)	$(1,651,841)

Weighted average common shares outstanding:
Basic and Diluted	30,223,358,741	3,392,972,124	32,265,168,504	6,730,708,291

Earnings per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

(as Restated)

	Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred		Series H				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Preferred Stock		Common Stock		Stock	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Stock	Deficit	Total

Balance December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	-	3,802,391	-	(4,663,488)	(842,294)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(64,062)	(64,062)

Balance, March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,150,000	18,150	-	3,802,391	-	(4,727,550)	(906,356)

Recapitalization at reverse merger - May 4, 2022	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	-	-	8,936,864,497	71,400	26	(2,630,899)	(773,500)	-	(3,082,418)

Warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	306,220	-	-	306,220

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,673,960,315	66,740	-	532,379	-	-	599,119

Shares issued in exchange for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	10	-	-	-	1,364,837	-	-	1,364,847

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,651,841)	(1,651,841)

Balance, June 30, 2022	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	10,000	10	15,628,974,812	156,290	26	3,374,928	(773,500)	(6,379,391)	(3,370,429)

	Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred		Series H				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Preferred Stock		Common Stock		Stock	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Capital	Stock	Deficit	Total

Balance December 31, 2022	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	10,000	10	27,049,736,362	270,497	26	4,963,869	(773,500)	(10,608,772)	(5,896,662)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,314	-	-	28,314

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14,995	-	-	14,995

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,247,383,100	42,474	-	376,113	-	-	418,587

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	617,642	617,642

Balance, March 31, 2023	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	10,000	10	31,297,119,462	312,971	26	5,383,291	(773,500)	(9,991,130)	(4,817,124)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,314	-	-	28,314

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	9,994	-	-	9,994

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,144,057,959	11,441	-	94,618	-	-	106,059

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,265,728)	(1,265,728)

Balance, June 30, 2023	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	101	-	1,000,000	1,000	-	166,331	10,000	10	32,441,177,421	324,412	26	5,516,217	(773,500)	(11,256,858)	(5,938,485)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bowmo, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	June 30,	June 30,
	2023	2022
		(as Restated)
Cash Flows from Operating Activities
Net income (loss)	$(648,086)	$(1,715,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense incurred on put premium on stock settled debt	60,000	10,714
Change in fair value of derivative liability	(430,281)	1,545
Amortization of debt discount	442,550	13,748
Stock-based compensation and shares issued for services	154,628	1,411,514
Gain on new methodology for accounting for debt conversion features	-	(27,856)
Expenses incurred on extinguishment of convertible debt and accrued interest	20,490	58,481
Initial derivative expense	32,429	-
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	15,543	37,638
Accounts payable	139,483	-
Accrued expenses	(287)	-
Accrued interest	(8,128)	18,698
Accrued compensation	133,281	59,347
Deferred revenue	-	(3,108)

Net Cash (Used In) Operating Activities	(88,378)	(135,182)

Cash Flows from Investing Activities
Cash acquired in Reverse Merger	-	517
Net Cash Provided by Investing Activities	-	517

Cash Flows from Financing Activities
Payments of loans payable	(980)	-
Proceeds from loans payable	-	269,100
Proceeds from convertible notes payable	-	150,000
Net Cash Provided by Financing Activities	(980)	419,100

Net Change in Cash and Cash Equivalents	(89,358)	284,435

Cash And Cash Equivalents - Beginning of Period	167,103	385

Cash And Cash Equivalents - End of Period	$77,745	$284,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

NOTE 1 – RESTATEMENT

The Company filed the Original Form 10-Q on August 15, 2022. After the filing of the Original Form 10-Q, the Company determined that had not recognized the issuance of 10,000 Shares of its Series H preferred stock and the related consulting expense. The accompanying condensed consolidated financial statements have been restated to reflect the issuance of the Series H preferred stock.

We have restated certain amounts as previously disclosed within the June 30, 2022, Original Form 10-Q condensed consolidated balance sheets to conform to our presentation in this Amendment.

The table below presents the impact of the Restatement within certain equity accounts as of June 30, 2023, and December 31, 2022. The values as previously reported were derived from the Original Form 10-Q.

	As of June 30, 2023
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS’ DEFICIT:
Series H Preferred stock, 1,000,000 shares authorized, par value $0.001; 10,000 and 10,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	-	10	10
Additional paid in capital	4,151,380	1,364,837	5,516,217
Accumulated deficit	(9,892,011)	(1,364,847)	(11,256,858)
Total Stockholders’ Deficit	(5,938,485)	-	(5,938,485)
Total Liabilities and Stockholders’ Deficit	$78,603	$-	$78,603

	As of December 31, 2022
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS’ DEFICIT:
Series H Preferred stock, 1,000,000 shares authorized, par value $0.001; 10,000 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	-	10	10
Additional paid in capital	3,599,032	1,364,837	4,963,869
Accumulated deficit	(9,243,925)	(1,364,847)	(10,608,772)
Total Stockholders’ Deficit	(5,896,662)	-	(5,896,662)
Total Liabilities and Stockholders’ Deficit	$183,503	$-	$183,503

The following table presents the impact of the Restatement on certain accounts of the Company’s previously reported Condensed Consolidated Statements of Operations as applicable for the three months ended June 30, 2022.

	Three Months Ended 30, 2022
	As Previously Reported	Adjustments	As Restated
Operating Expenses
Consulting Fees	46,667	1,364,847	1,411,514
Total Operating Expenses	316,990	1,364,847	1,681,537
Loss from Operations	(276,700)	(1,364,847)	(1,641,547)
Net loss	$(286,994)	$(1,364,847)	$(1,651,841)

The following table presents the impact of the Restatement on the Company’s previously reported Condensed Consolidated Cash Flows (Used in) Operations as applicable for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
Net loss	$(351,056)	$(1,364,847)	$(1,715,903)
Stock-based compensation	46,667	1,364,847	1,411,514
Net cash (used in) operating activities	$(135,182)	-	$(135,182)

NOTE 2 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Reverse Merger and Corporate Restructure

On May 4, 2022, Cruzani, Inc. (“Cruzani” or the “Predecessor”) entered into a merger agreement (the “Merger Agreement”) with Bowmo, Inc. (“Bowmo” or the “Company”) and Bowmo Merger Sub, Inc. to acquire Bowmo. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on May 4, 2022 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Bowmo were exchanged for shares of Cruzani’s common stock and Bowmo became Cruzani’s wholly owned subsidiary.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations. The Company has an accumulated deficit of approximately $11.26 million. The company historically has had negative cash flow from operations. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

NOTE 8 – DERIVATIVE LIABILITIES

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

The following table shows the assumptions used in the calculations of its derivatives:

	June 30, 2023	December 31, 2022
Stock price	$ 0.0001 - $0.0005	$ 0.0002 - $0.0005
Exercise price	$ 0.00003- $0.0001	$ 0.00005 - $0.0001
Contractual term (in years)	1.00 - 0.28	1.00 - 0.80
Volatility (annual)	174%- 443%	441% - 443%
Risk-free rate	4.41% - 5.47%	4.41% - 4.60%

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

As of June 30, 2023 and December 31, 2022, the Company had 32,441,177,421and 27,049,736,362 shares of common stock outstanding, respectively.

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

Series H Convertible Preferred Stock has a par value of $0.001, may be converted at the holders’ election into that number of shares of common stock which shall equal Twelve Percent (12%) of the total issued and outstanding shares of Common Stock on a fully diluted basis, with anti-dilution rights until twelve (12) months from the Issuance Date.

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

NOTE 14 – SUBSEQUENT EVENTS

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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	For the three months ended
	June 30, 2023	June 30, 2022
		(as Restated)
Revenue	$-	$61,181
Cost of revenue	-	20,891
Gross profit	-	40,290

Operating expenses:
Compensation expense	100,805	101,017
Consulting fees	30,000	1,411,514
Professional fees	3,415	120,718
General and administrative	30,840	48,588

Total operating expenses	165,060	1,681,837

Loss from operations	(165,060)	(1,641,547)

Other income (expenses):
Interest expense	(227,905)	(38,150)
Gain on new methodology for accounting for debt conversion features	-	27,856
Change in fair value of derivative liability	(872,763)	-
Total other income (expenses)	(1,100,668)	(10,294)

Income (loss) before income taxes	(1,265,728)	(1,651,841)
Provision for income taxes	-	-
Net Loss	(1,265,728)	(1,651,841)

Revenue

Revenues for the three months ended June 30, 2023 totaled $0, a decrease of $61,181 or 100% compared to $61,181 of revenues for the three months ended June 30, 2022. This was primarily due to decreased operations for the three months ended June 30, 2023.

Cost of Revenue

Cost of revenues for the three months ended June 30, 2023 totaled $0, a decrease of $20,891 or 100% compared to $28,891 cost of revenues for the three months ended June 30, 2022. This was primarily a result of decreased operations for the three months ended June 30, 2023.

Compensation Expense

Compensation expense for the three months ended June 30, 2023 and June 30, 2022 was $100,805 and $101,017, respectively, and consists entirely of compensation paid to officers.

Consulting Expense

Consulting expense for the three months ended June 30, 2023, and June 30, 2022 was $30,000 and $1,411,514, respectively. The decrease can be attributed to an expense of $1,364,847 related to a consulting agreement signed during May 2022 that included the issuance of shares of Series H preferred stock in exchange for services.

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

Net Income (Loss)

The Company had a net loss of $1,265,728 for the three months ended June 30, 2023, as compared to a net loss of $1,651,841 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	For the six months ended
	June 30, 2023	June 30, 2022
		(as Restated)
Revenue	$4,476	$149,848
Cost of revenue	-	48,470
Gross profit	4,476	101,378

Operating expenses:
Compensation expense	222,119	203,285
Consulting fees	60,000	1,411,514
Professional fees	163,469	130,718
General and administrative	107,421	54,915

Total operating expenses	553,009	1,800,432

Loss from operations	(548,533)	(1,699,054)
		-
Other income (expenses):		-
Interest expense	(497,405)	(43,160)
Gain on new methodology for accounting for debt conversion features	-	27,856
Initial recognition of derivative liability	(32,429)	-
Change in fair value of derivative liability	430,281	(1,545)
Total other income (expenses)	(99,553)	(16,849)

Income (loss) before income taxes	(648,086)	(1,715,903)
Provision for income taxes	-	-
Net Loss	(648,086)	(1,715,903)

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

Consulting Expense

Consulting expense for the six months ended June 30, 2023 and June 30, 2022 was $60,000 and $1,411,514, respectively. The decrease can be attributed to expense of $1,364,847 related to a consulting agreement signed during May 2022 that included the issuance of shares of Series H preferred stock in exchange for services.

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

Net Income (Loss)

The Company had net loss of $648,086 for the six months ended June 30, 2023, as compared to a net loss of $1,715,903 for the six months ended June 30, 2022.

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $11.26 million. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

BOWMO, INC.

Date: October 25, 2023	By:	Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive Officer)
(Principal Financial and Accounting Officer)