Form 10-Q
period 2023-09-30
bowmo, Inc.
filed 2023-11-21
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 21, 2023, there were 40,763,149 shares of Common Stock, par value $0.00001 per shares outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

bowmo, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
		(as Restated)
ASSETS
Cash and cash equivalents	$3,868	$167,103
Accounts receivable	-	15,542
Prepaid expenses and other current assets	859	858
Total Current Assets	4,727	183,503

Total Assets	$4,727	$183,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$952,832	$813,378
Accrued expenses	200,000	200,286
Accrued interest	364,597	366,622
Accrued officer compensation	1,398,500	1,074,361
Loans payable, current portion	192,222	113,006
Loans payable, related party	254,500	190,500
Convertible notes, net of debt discount	896,425	669,581
Put premium on stock settled debt	205,684	219,687
Derivative liability	2,389,588	2,172,250
Total Current Liabilities	6,854,348	5,819,671

Loans payable, net of current portion	-	260,494
Total Liabilities	6,854,348	6,080,165

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 33,815 shares issued and outstanding as of September 30, 2023 and December 31, 2022	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 50 shares issued and outstanding as of September 30, 2023 and December 31, 2022	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 50,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 12 shares issued and outstanding as of September 30, 2023 and December 31, 2022	12	12
Series E Preferred stock to be issued	166,331	166,331
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 10,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,000	1,000
Series H Preferred stock, 1,000,000 shares authorized, par value $0.001; 100 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	10	10
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 333,609,842 and 270,497,364 shares issued and outstanding, respectively at September 30, 2023 and December 31, 2022, respectively	333,610	270,497
Common stock to be issued, 25 shares as of September 30, 2023 and December 31, 2022	26	26
Treasury stock, at cost – 7,735 shares as of September 30, 2023 and December 31, 2022	(773,500)	(773,500)
Additional paid in capital	5,593,322	4,963,869
Accumulated deficit	(12,254,297)	(10,608,772)
Total Stockholders’ Deficit	(6,849,621)	(5,896,662)
Total Liabilities and Stockholders’ Deficit	$4,727	$183,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30	September 30	September 30	September 30
	2023	2022	2023	2022
		(as Restated)
REVENUES	66,476	149,848	62,000	-
Cost of Revenues	-	48,470	-	-

Gross Profit (Deficit)	66,476	101,378	62,000	-

Operating Expenses
Compensation expense	431,421	301,660	209,303	98,375
Consulting fees	90,000	1,486,514	30,000	75,000
Professional fees	166,884	247,837	3,415	117,119
General and administrative expenses	174,584	123,735	67,163	68,820
Total Operating Expenses	862,889	2,159,746	309,881	359,314

Loss from Operations	(796,413)	(2,058,368)	(247,881)	(359,314)

Other Income (Expense)
Interest expense	(666,774)	(243,429)	(169,369)	(200,269)
Gain on new methodology for accounting for debt conversion features	-	27,856	-	-
Initial recognition of derivative liability	(32,429)	-	-	-
Change in fair value of derivative liability	149,909	(1,545)	(580,189)	-
Total Other Income	(849,112)	(217,118)	(749,558)	(200,269)

Net loss	$(1,645,525)	$(2,275,486)	$(997,439)	$(559,583)

Weighted average common shares outstanding:
Basic and Diluted	31,260,512	8,488,816	33,300,997	18,514,334

Earnings per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(as Restated)

	Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred		Series H				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Preferred Stock		Common Stock		Stock to	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	be Issued	Capital	Stock	Deficit	Total

Balance December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	181,500	18,150	-	3,802,391	-	(4,663,488)	(842,294)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(64,062)	(64,062)
Balance, March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	181,500	18,150	-	3,802,391	-	(4,727,550)	(906,356)

Recapitalization at reverse merger - May 4, 2022	33,815	33,815	50	50	50,000	50,000	1,250	12	1	-	10,000	1,000	-	166,331	-	-	89,368,645	71,400	26	(2,630,899)	(773,500)	-	(3,082,418)
Warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	306,220	-	-	306,220
Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,739,603	66,740	-	532,379	-	-	599,119
Shares issued in exchange for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100	10	-	-	-	1,364,837	-	-	1,364,847
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,651,841)	(1,651,841)
Balance, June 30, 2022	33,815	33,815	50	50	50,000	50,000	1,250	12	1	-	10,000	1,000	-	166,331	100	10	156,289,748	156,290	26	3,374,928	(773,500)	(6,379,391)	(3,370,429)

Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	62,068,418	62,068	-	676,812	-	-	738,880
Warrants issued with convertible debt																				24,963	-	-	24,963
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(559,583)	(559,583)
Balance, September 30, 2022	33,815	33,815	50	50	50,000	50,000	1,250	12	1	-	10,000	1,000	-	166,331		10	218,358,166	218,358	26	4,076,703	(773,500)	(6,938,974)	(3,166,169)

	Series A		Series B		Series C		Series D		Series F		Series G		Series E Preferred		Series H				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock to be issued		Preferred Stock		Common Stock		Stock to	Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	be Issued	Capital	Stock	Deficit	Total

Balance December 31, 2022	33,815	33,815	50	50	50,000-	50,000	1,250	12	1	-	10,000	1,000	-	166,331	100	10	270,497,364	270,497	26	4,963,869	(773,500)	(10,608,772)	(5,896,662)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,314	-	-	28,314
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14,995	-	-	14,995
Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	42,473,831	42,474	-	376,113	-	-	418,587
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	617,642	617,642
Balance, March 31, 2023	33,815	33,815	50	50	50,000	50,000	1,250	12	1	-	10,000	1,000	-	166,331	100	10	312,971,195	312,971	26	5,383,291	(773,500)	(9,991,130)	(4,817,124)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	28,314	-	-	28,314
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	9,994	-	-	9,994
Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	11,440,580	11,441	-	94,618	-	-	106,059
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,265,728)	(1,265,728)
Balance, June 30, 2023	33,815	33,815	50	50	50,000	50,000	1,250	12	1	-	10,000	1,000	-	166,331	100	10	324,411,774	324,412	26	5,516,217	(773,500)	(11,256,858)	(5,938,485)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	29,257	-	-	29,257
Shares issued for extinguishment of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	9,198,068	9,198	-	47,848	-	-	57,046
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(997,439)	(997,439)
Balance, September 30, 2023	33,815	33,815	50	50	50,000	50,000	1,250	12	1	-	10,000	1,000	-	166,331	100	10	333,609,842	333,610	26	5,593,322	(773,500)	(12,254,297)	(6,849,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	September 30,	September 30,
	2023	2022
		(as Restated)
Cash Flows from Operating Activities
Net income (loss)	$(1,645,525)	$(2,275,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Convertible debt issued for services	-
Interest expense incurred on put premium on stock settled debt	111,000	60,717
Change in fair value of derivative liability	149,910	1,545
Amortization of debt discount	418,163	109,236
Stock-based compensation and shares issued for services	265,802	1,488,604
Gain on new methodology for accounting for debt conversion features	-	(27,856)
Expenses incurred on extinguishment of convertible debt and accrued interest	23,905	90,246
Initial derivative expense	32,429	-
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	15,543	37,638
Accounts payable	139,454	-
Accrued expenses	(286)	-
Accrued interest	30,511	73,485
Accrued compensation	324,139	22,565
Deferred revenue	-	(3,108)

Net Cash (Used In) Operating Activities	(134,957)	(422,414)

Cash Flows from Investing Activities
Cash acquired in Reverse Merger	-	517
Net Cash Provided by Investing Activities	-	517

Cash Flows from Financing Activities
Payments of loans payable	-	-
Proceeds from loans payable	(117,278)	269,100
Proceeds from convertible notes payable	89,000	247,500
Net Cash Provided by Financing Activities	(28,278)	516,600

Net Change in Cash and Cash Equivalents	(163,235)	94,703

Cash And Cash Equivalents - Beginning of Period	167,103	382

Cash And Cash Equivalents - End of Period	$3,868	$95,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bowmo, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

NOTE 1 – RESTATEMENT

The Company filed the Original Form 10-Q on November 18, 2022. After the filing of the Original Form 10-Q, the Company determined that had not recognized the issuance of 10 Shares of its Series H preferred stock and the related consulting expense. The accompanying condensed consolidated financial statements have been restated to reflect the issuance of the Series H preferred stock.

We have restated certain amounts as previously disclosed within the September 30, 2022, Original Form 10-Q condensed consolidated balance sheets to conform to our presentation in this Amendment.

The table below presents the impact of the Restatement within certain equity accounts as of September 30, 2023, and December 31, 2022. The values as previously reported were derived from the Original Form 10-Q.

	As of September 30, 2023
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS’ DEFICIT:
Series H Preferred stock, 10,000 shares authorized, par value $0.001; 100 and 100 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	-	10	10
Additional paid in capital	4,228,485	1,364,837	5,593,322
Accumulated deficit	(10,889,450)	(1,364,847)	(12,254,297)
Total Stockholders’ Deficit	(6,849,621)	-	(6,849,621)
Total Liabilities and Stockholders’ Deficit	$4,727	$-	$4,727

	As of December 31, 2022
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS’ DEFICIT:
Series H Preferred stock, 10,000 shares authorized, par value $0.001; 100 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	-	10	10
Additional paid in capital	3,599,032	1,364,837	4,963,869
Accumulated deficit	(9,243,925)	(1,364,847)	(10,608,772)
Total Stockholders’ Deficit	(5,896,662)	-	(5,896,662)
Total Liabilities and Stockholders’ Deficit	$183,503	$-	$183,503

The following table presents the impact of the Restatement on certain accounts of the Company’s previously reported Condensed Consolidated Statements of Operations as applicable for the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Restated
Operating Expenses
Consulting Fees	121,667	1,364,847	1,486,514
Total Operating Expenses	794,899	1,364,847	2,159,746
Loss from Operations	(693,521)	(1,364,847)	(2,058,368)
Net loss	$(910,639)	$(1,364,847)	$(2,275,486)

The following table presents the impact of the Restatement on the Company’s previously reported Condensed Consolidated Cash Flows (Used in) Operations as applicable for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Restated

Net loss	$(910,639)	$(1,364,847)	$(2,275,486)
Stock-based compensation	123,757	1,364,847	1,488,604
Net cash (used in) operating activities	$(422,414)	-	$(422,414)

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

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Securities and Exchange Commission for interim financial statements which omit certain disclosures. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2022 included on the Company’s Form 10-K. The results of the three months and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

On October 10, 2023, the Company effected a reverse split of its authorized and issued and outstanding common stock, par value $0.00001 at a ratio of 1:100. All information included in these consolidated financial statements has been adjusted, on a retrospective basis, to reflect the Reverse Share Split, unless otherwise stated.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2023 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2023 and December 31, 2022.

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

Direct placement revenue is subject to a 90-180 day guarantee that the candidate will not resign or be terminated in that time period. The Company uses historical evidence as well as additional factors to determine and estimate the amount of consideration received that the Company does not expect to be entitled to. For any amounts received for which the Company does not expect to be entitled, it would not recognize revenue when the candidate is hired but would recognize those amounts received as a refund liability. The Company included in the transaction price the estimated amount of variable consideration per the expected value method. A refund liability would be credited for the difference between cash consideration received and variable consideration recognized. The refund liability would be updated at the end of each reporting period for any changes in circumstances. As of September 30, 2023 and December 31, 2022 there was no refund liability on the unaudited condensed consolidated balance sheets as historically no direct placement revenue has been refunded to the Company.

Revenue Disaggregation

For the three months and nine months ended September 30, 2023 and 2022, revenues can be categorized into the following:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Direct placement	$62,000	$-	$62,000	$100,750
Recruiting as a Service	-	-	4,476	49,098
Total revenues	$62,000	$-	$686,476	$149,848

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

As of September 30, 2023, the Company had a zero balance in accounts receivable. As of December 31, 2022, one customer accounted for 100% of accounts receivable.

During the three months ended September 30, 2023, one customer accounted for 100% of revenues. During the three months ended September 30, 2022, no customer accounted for more than 10% of revenue.

During the nine months ended September 30, 2023, one customer accounted for approximately 93% of revenues. During the nine months ended September 30, 2022, four customers accounted for more than 10% of revenue, at 60%, 14%, 14%, and 12%, for a total of 100%.

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

Change in accounting principle

Commencing in the second quarter of 2022, the Company prospectively changed its accounting treatment for securities that contain predominantly fixed rate conversion features by recording the derivative feature as a put premium on stock settled debt. See Note 7 for further discussion. The Company believes this change in accounting principle is preferable as it applies a more consistent method of accounting for convertible notes that contain similar conversion features. This accounting change resulted in a gain on new methodology for accounting for debt conversion features of $27,856 on the consolidated statement of operations for the nine months ended September 30, 2022.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations. The Company has an accumulated deficit of approximately $12.23 million. The company historically has had negative cash flow from operations. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

NOTE 4 – BUSINESS COMBINATIONS

Interview Mastery

On December 16, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with a related party, Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”), the Company’s Chief Product Officer, and Caseridus, Inc. Under the terms of the APA, the Company will pay the purchase price through the issuance of 1,000,000 shares of the Company’s common stock to the stockholders of Interview Mastery, valued at the stock price of $0.0002 on the acquisition date, that vest immediately for all of the business assets of Interview Mastery. An additional 1,000,000 shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. In connection with the APA, the Company shall create a new board seat and offer such seat to Neece who will be formally invited to join the Company’s Board of Directors.

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

NOTE 5 – LOANS PAYABLE

The loan payable balances are as follows:

	Rate	September 30, 2023	December 31, 2022
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,000	160,500
Loan 5	3.75%	309,500	309,500
Total		$564,000	$564,000

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

NOTE 6 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of September 30, 2023, and December 31, 2022:

Creditor	Date Issued	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Travel Data Solutions, Inc. (1)	18-Nov-17	10%	30-Nov-19	$100,000	$100,000
Travel Data Solutions, Inc. (2)	18-Jan-19	10%	31-Jan-20	25,000	25,000
Third Party (3)	07-Jul-20	10%	07-Jul-21	84,681	84,681
Trillium Partners, LP (4)	15-Jun-22	12%	15-Jun-23	-	165,000
Trillium Partners, LP (4)	05-Aug-22	12%	28-Jun-23	-	110,000
Frondeur Partners LLC (5)	01-Aug-22	10%	28-Feb-23	-	50,000
Frondeur Partners LLC (5)	01-Oct-22	10%	31-Jul-23	-	50,000
Trillium Partners, LP (6)	19-Oct-22	8%	09-Oct-23	275,000	275,000
King Wharf Opportunities Fund (7)	19-Oct-22	8%	09-Oct-23	275,000	275,000
Trillium Partners, LP (4)	21-Oct-22	12%	21-Oct-23	11,000	11,000
Trillium Partners, LP (4)	06-Dec-22	10%	30-Nov-23	17,000	17,000
Frondeur Partners LLC (5)	01-Nov-22	10%	31-Aug-23	-	25,000
Frondeur Partners LLC (5)	01-Dec-22	10%	30-Sep-23	10,000	10,000
Frondeur Partners LLC (5)	01-Jan-22	10%	31-Oct-23	10,000	-
Frondeur Partners LLC (5)	01-Feb-23	12%	30-Nov-23	10,000	-
Frondeur Partners LLC (5)	01-Mar-23	12%	31-Dec-23	10,000	-
Trillium Partners, LP (4)	31-Mar-23	10%	31-Dec-23	38,000	-
Frondeur Partners LLC (5)	01-Apr-23	12%	31-Jan-24	10,000	-
Frondeur Partners LLC (5)	01-May-23	12%	29-Feb-24	10,000	-
Frondeur Partners LLC (5)	01-Jun-23	12%	31-Mar-24	10,000	-
Frondeur Partners LLC (5)	01-Jul-23	12%	31-May-24	10,000	-
Trillium Partners, LP (4)	12-Jul-23	12%	30-Apr-24	20,000	-
Trillium Partners, LP (4)	26-Jul-23	12%	30-Apr-24	10,000	-
Frondeur Partners LLC (5)	1-Aug-23	12%	30-Jun-24	10,000	-
Matterhorn Partners LLC (8)	15-Aug-23	12%	30-Jun-24	21,000	-
Frondeur Partners LLC (5)	1-Sep-23	12%	31-Jul-24	10,000	-
Total				$976,681	$1,197,681
Less: debt discount				(80,257)	(528,100)
Convertible notes payable, total				896,425	669,581

1)	On November 18, 2017, Cruzani entered into a convertible promissory note for $25,000 with Travel Data Solutions, Inc., pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agreed upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. During January and February 2018, the Company received an additional $75,000 under the same terms as the previously issued convertible promissory note. As of September 30, 2023 and December 31, 2022, $100,000 remains outstanding.

2)	On January 18, 2019, Cruzani executed a promissory note with Travel Data Solutions LLC for $35,000, of which it has received $25,000. The note bears interest at 10% and matures on January 31, 2020. The specific terms of conversion are still being negotiated. Commencing on January 31, 2019 and on the last day of each month thereafter, the Company shall pay to the Holder Three Thousand Two Hundred Eight dollars and Thirty-Three cents ($3,208.33) of which Two Thousand Nine Hundred Sixteen Dollars and Sixty-Six cents ($2,916.66) represents payment towards the outstanding Principal Amount and Two Hundred Nineteen Dollars and Sixty-Six cents ($219.66) represents accrued interest thereon. As of September 30, 2023 and December 31, 2022, $25,000 remains outstanding.

3)	On July 7, 2020, the Company issued a $84,681 convertible promissory note to a third party in exchange for $84,681. The Convertible Note bears interest at 10% per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. After six months from the issuance date, the Holder may elect to convert into that number of shares of common stock equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest under this Note by the amount equal to the anticipate public market price of the Company’s common stock multiplied by fifty percent (50%). This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of September 30, 2023 and December 31, 2022, this convertible note is in default and the principal and accrued interest balance remain outstanding.

4)	Between June 15, 2022 and September 30, 2023, the Company entered into several convertible notes with Trillium Partners, LP bearing interest between 10% and 12% per annum and totaling $414,800. These convertible notes are convertible at a fixed price between $0.0001 and $0.0002. As of September 30, 2023 and December 31, 2022, $444,800 and $29,800 of these convertible notes were converted into shares of the Company’s common stock, respectively, and $96,000 and $303,000 are outstanding, respectively.

5)	Between June 1, 2022 and September 30, 2023, the Company entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $395,000. These convertible notes are convertible between 50% and 70% of the lowest close bid price of the Company’s stock price for a twenty day period. These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of September 30, 2023 and December 31, 2022, $260,000 and $25,000 of these convertible notes were converted into shares of the Company’s common stock, and as of September 30, 2023 and December 31, 2022, $60,000 and $135,000 of principal remains outstanding.

6)	On October 19, 2022, the Company entered into a convertible note with Trillium Partners, LP bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. As of September 30, 2023 and December 31, 2022, the outstanding principal balance totaled $275,000.

7)	On October 19, 2022, the Company entered into a convertible note with King Wharf Opportunities Fund bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr. Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. As of September 30, 2023 and December 31, 2022, the outstanding principal balance totaled $275,000.

8)	On August 15, 2023, the Company entered into a convertible note with Matterhorn Partners LLC bearing interest at 12% totaling $25,000. The note included an original issue discount of $4,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman and President, Michael Lakshin.

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

Put premium on stock settled debt by individual note is as follows:

	Date Issued	Maturity Date	Note balance as of September 30, 2023	Discount Percentage	Put premium on stock settled debt
Travel Data Solutions, Inc.	18-Nov-17	30-Nov-19	$100,000	0%	$-
Travel Data Solutions, Inc.	18-Jan-19	31-Jan-20	25,000	0%	-
Third party	7-Jul-20	7-Jul-21	84,681	50%	84,681
Trillium Partners, LP*	19-Oct-22	09-Oct-23	275,000	0%	-
King Wharf Opportunities Fund*	19-Oct-22	09-Oct-23	275,000	0%	-
Trillium Partners, LP	21-Oct-22	21-Oct-23	11,000	0%	-
Trillium Partners, LP	06-Dec-22	30-Nov-23	17,000	0%	-
Frondeur Partners LLC	01-Oct-22	31-Aug-23	25,000	50%	-
Frondeur Partners LLC	01-Dec-22	30-Sep-23	10,000	50%	10,000
Frondeur Partners LLC	01-Jan-23	31-Oct-23	10,000	50%	10,000
Frondeur Partners LLC	01-Feb-23	30-Nov-23	10,000	50%	10,000
Frondeur Partners LLC	01-Mar-23	31-Dec-23	10,000	50%	10,000
Trillium Partners, LP	31-Mar-23	31-Dec-23	38,000	0%	-
Frondeur Partners LLC	01-Apr-23	31-Jan-24	10,000	50%	10,000
Frondeur Partners LLC	01-May-23	29-Feb-24	10,000	50%	10,000
Frondeur Partners LLC	01-Jun-23	31-Mar-24	10,000	50%	10,000
Frondeur Partners LLC	01-Jul-23	31-May-24	10,000	50%	10,000
Trillium Partners, LP	12-Jul-23	30-Apr-24	20,000	0%	-
Trillium Partners, LP	26-July-23	30-Apr-24	10,000	0%	-
Frondeur Partners LLC	1-Aug-23	30-Jun-24	10,000	50%	10,000
Matterhorn Partners LLC	15-Aug-23	30-Jun-24	21,000	50%	21,000
Frondeur Partners LLC	1-Sep-23	31-Jul-24	10,000	50%	10,000
Total			976,681		205,684
Less: debt discount			(80,257)		-
Convertible notes payable, total			$896,425		$205,684

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of December 31, 2021	$110,992
Change Due to Issuances	2,718,645
Transfer to put premium	(112,537)
Change in fair value	(544,850)
Balance as of December 31, 2022	$2,172,250
Change Due to Issuances	129,929
Transfer to put premium	(62,500)
Change in fair value	149,909
Balance as of September 30, 2023	$2,389,588

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

The following table shows the assumptions used in the calculations of its derivatives:

	September 30, 2023	December 31, 2022
Stock price	$ 0.0001- $0.0005	$ 0.0002 - $0.0005
Exercise price	$ 0.00003- $0.0001	$ 0.00005 - $0.0001
Contractual term (in years)	7.00 - 0.025	1.00 - 0.80
Volatility (annual)	174%- 460%	441% - 443%
Risk-free rate	4.41% - 5.55%	4.41% - 4.60%

NOTE 9 – COMMON STOCK

The Company has been authorized to issue 40,000,000 shares of common stock, $0.00001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

As of September 30, 2023 and December 31, 2022, the Company had 333,609,842 and 270,497,364 shares of common stock outstanding, respectively.

During the three and nine months ended September 30, 2023, the Company issued 9,198,068 and 63,112,489 shares of common stock. respectively for the extinguishment of convertible debt as follows:

Creditor	Date	Shares Issued	Principal Retired	Accrued Interest	Fees	Total
Frondeur Partners, LLC	17-Feb-23	11,230,946	50,000	2,740	3,415	56,155
Trillium Partners, LP	7-Mar-23	18,953,878	165,000	14,294	10,245	189,539
Trillium Partners, LP	17-Mar-23	12,289,007	110,000	9,475	3,415	122,890
Frondeur Partners, LLC	12-Apr-23	11,440,580	50,000	2,644	3,415	56,059
		53,914,411	375,000	29,152	20,490	424,642

Acquisition of Interview Mastery

As discussed in Note 4, on December 16, 2022, the Company acquired Interview Mastery at a purchase price of 10,000,000 shares of the Company’s common stock, valued at $200,000 using the stock price on the acquisition date. As of September 30, 2023 and December 31, 2022, these shares have not been issued and are recorded as a liability within accrued expenses on the unaudited condensed consolidated balance sheets.

Michael Neece employment agreement

On December 16, 2022, the Company entered into an employment agreement with Michael Neece, Chief Product Officer. Under the agreement, 10,000,000 shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 2,500,000 shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 625,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. As of September 30, 2023, none of these shares have vested, and the Company has recognized $29,257 and $85,885, respectively, of stock-based compensation within general and administrative expenses on the consolidated statement of operations during the three and nine months ended September 30, 2023.

NOTE 10 – WARRANTS

In 2022, in connection with the issuance of convertible notes with Frondeur Partners, LLC (“Frondeur”), King Wharf Opportunities Fund, and Trillium Partners, LP, the Company also issued 56,160,000 common stock purchase warrants to purchase 56,160,000 shares of the Company’s common stock pursuant to the terms therein as a commitment fee.

These warrants have an exercise price per share between $0.0025 - $0.0001 and expire between five – seven years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $619,675 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.00025 and $0.0025, 2.50% - 4.28% risk free rate, 256.61% - 699.48% volatility and expected life of the warrants of 5 to 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2022	56,160,000	$0.0001	6.09

Issued	7,500,000	$0.0001	4.52
Exercised	–	$–	–
Forfeited	–	$–	–
Expired	–	$–	–
Outstanding, September 30, 2023	63,660,000	$0.0001	4.78

Exercisable, September 30, 2023	63,660,000	$0.0001	4.78

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

Range of Exercise Prices	Number Outstanding September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00025-0.0025	61,160,000	5.86 years	$0.0001

NOTE 11 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock. As of September 30 ,2023 and December 31, 2022, there are no shares of Series AA and Super preferred stock outstanding.

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends. As of September 30, 2023 and December 31, 2022, there are 33,815 shares of Series A preferred stock outstanding.

Series B Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 40 shares of common stock for one share of Series B Preferred Stock. Each share is entitled to 4 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is not entitled to receive dividends. As of September 30, 2023 and December 31, 2022, there are 50 shares of Series B preferred stock outstanding.

Series C Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of 400 shares of common stock for one share of Series C Preferred Stock. Each share is entitled to 400 votes, voting with the common stock as a single class, has liquidation rights of $0.01 per share and is entitled to receive four hundred times the dividends declared and paid with respect to each share of Common Stock. As of September 30, 2023 and December 31, 2022, there are 50,000 shares of Series C preferred stock outstanding.

Series D Convertible Preferred Stock, has a par value of $0.0001, may be converted at a ratio of the Stated Value plus dividends accrued but unpaid divided by the fixed conversion price of $0.0015, which conversion price is subject to adjustment. Series D is non-voting, has liquidation rights to be paid in cash, before any payment to common or junior stock, 140% of the Stated Value ($2.00) per share plus any dividends accrued but unpaid thereon and is entitled to 8% cumulative dividends. As of September 30, 2023 and December 31, 2022, there are 1,250 shares of Series D preferred stock outstanding.

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

Series F Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the current conversion rate of 93,762 shares of common stock for one share of Series F Preferred Stock. Each share is entitled to 93,762 votes, voting with the common stock as a single class, has no liquidation rights and is not entitled to receive dividends. As of September 30, 2023 and December 31, 2022, there is 1 share of Series F preferred stock issued.

Series G Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock for a period ending 18 months following issuance at the conversion rate that will result, in the aggregate, in the holders of Series G Preferred Stock receiving that number of shares of Common Stock which equals Seventy Eight Percent (78%) of the total issued and outstanding shares of commons stock of the company on a fully diluted basis. The Series G Preferred Stock shall vote with the common stock as a single class, has liquidation rights of $0.001 per share and is entitled to receive an annal dividend of 6% of the Stated Value (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation, or conversion. There are 10,000 shares of Series G preferred stock issued as of September 30, 2023 and December 31, 2022.

Series H Convertible Preferred Stock has a par value of $0.001, may be converted at the holders’ election into that number of shares of common stock which shall equal Twelve Percent (12%) of the total issued and outstanding shares of Common Stock on a fully diluted basis, with anti-dilution rights until twelve (12) months from the Issuance Date.

During the year ended December 31, 2022, as consideration for the reverse merger, the Company issued 10,000 shares of Series G Convertible Preferred stock.

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

Through December 31, 2022, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employee agreements. The agreements provide for a salary of $200,000 and $180,000 per year, respectively. As of September 30, 2023 and December 31, 2022, $524,315 and $474,884 has been credited to accrued compensation and related payroll taxes.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of September 30, 2023, $626,590 has been credited to accrued compensation and related payroll taxes.

The Company executed an employment agreement with Damian Hischier. The agreement provides for a salary of $10,000 per month. As of September 30, 2023, $86,120 has been credited to accrued compensation and related payroll taxes.

The Company executed an employment agreement with Keith Carlson. The agreement provides for a salary of $12,500 per month. As of September 30, 2023, $161,475 has been credited to accrued compensation and related payroll taxes.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through November 20, 2023, the date the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

On October 10, 2023, the Company effected a reverse split of its authorized and issued and outstanding common stock, par value $0.00001 at a ratio of 1:100.

Through November 20, 2023 the Company issued two convertible notes. The principal amounts of these notes are $10,000 each, for a total amount of $20,000. They bear interest at 12% and are due in full on August 31, 2024 and September 30, 2024, respectively.

On November 14, 2023, the Company issued two convertible notes payable in the principal amount of $14,500 and $22,500, respectively. The notes accrue interest at 12% per annum.

From October 18 through November 15, 2023, the Company issued 7,401,999 shares of the Company’s common stock upon conversion of principal and interest on its notes payable.

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
$200,000

Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three months and nine months ended September 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	For the three months ended
	September 30, 2023	September 30, 2022
		(as Restated)
Revenue	$62,000	$-
Cost of revenue	-	-
Gross profit	62,000	-

Operating expenses:
Compensation expense	209,302	98,375
Consulting fees	30,000	75,000
Professional fees	3,415	117,119
General and administrative	67,163	68,820

Total operating expenses	309,880	359,314

Loss from operations	(247,880)	(359,314)

Other income (expenses):
Interest expense	(169,369)	(200,269)
Gain on new methodology for accounting for debt conversion features	-	-
Change in fair value of derivative liability	(580,189)	-
Total other income (expenses)	(749,558)	(200,269)

Income (loss) before income taxes	(997,438)	(559,583)
Provision for income taxes	-	-
Net Loss	(997,438)	(559,583)

Revenue

Revenues for the three months ended September 30, 2023 totaled $62,000, an increase of $62,000 or 100% compared to $0 of revenues for the three months ended September 30, 2022. This was primarily due to decreased operations for the three months ended September 30, 2022.

Cost of Revenue

Cost of revenues for the three months ended September 30, 2023 and 2022 totaled $0. This was primarily a result of decreased operations for both periods.

Compensation Expense

Compensation expense for the three months ended September 30, 2023 and September 30, 2022 was $209,302 and $98,375, respectively, and consists entirely of compensation paid to officers. The increase is attributable to accrued compensation for two additional officers during the three months ended September 30, 2023.

Consulting Expense

Consulting expense for the three months ended September 30, 2023, and September 30, 2022 was $30,000 and $75,000, respectively. The decrease can be attributed to an effort to cut costs during the three months ended September 30, 2023.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 were $67,163 compared to $68,820 for the three months ended September 30, 2022. General and administrative expenses remained relatively in line during the corresponding periods.

Professional fees

Professional fees for the three months ended September 30, 2023 were $3,415 compared to $117,119 for the three months ended September 30, 2022. The decrease in expenses was due to lower legal expenses during the three months ended September 30, 2023.

Other Income (Expense)

Total other income (expense) of $749,558 for the three months ended September 30, 2023 was primarily attributable to the change in the value of derivative liabilities of $580,189 as well as interest expense of $169,369. Total other expense of $200,269 for the three months ended September 30, 2022, was comprised of interest expense of $200,269.

Net Income (Loss)

The Company had a net loss of $997,438 for the three months ended September 30, 2023, as compared to a net loss of $559,583 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	For the nine months ended
	September 30, 2023	September 30, 2022
		(as Restated)
Revenue	$66,476	$149,848
Cost of revenue	-	48,470
Gross profit	66,476	101,378

Operating expenses:
Compensation expense	431,421	301,660
Consulting fees	90,000	1,486,514
Professional fees	166,884	247,837
General and administrative	174,584	123,735

Total operating expenses	862,889	2,159,746

Loss from operations	(796,413)	(2,058,368)

Other income (expenses):
Interest expense	(666,774)	(243,429)
Gain on new methodology for accounting for debt conversion features	-	27,856
Initial recognition of derivative liability	(32,429)	-
Change in fair value of derivative liability	(149,909)	(1,545)
Total other income (expenses)	(849,112)	(217,118)

Income (loss) before income taxes	(1,645,525)	(2,275,486)
Provision for income taxes	-	-
Net Loss	(1,646,,525)	(2,275,486)

 Revenue

Revenues for the nine months ended September 30, 2023 totaled $66,476, a decrease of $83,372 or 56% compared to $149,848 of revenues for the nine months ended September 30, 2022. This was primarily due to decreased operations for the nine months ended September 30, 2023.

Cost of Revenue

Cost of revenues for the nine months ended September 30, 2023 totaled $0, a decrease of $48,470 or 100% compared to $48,470 cost of revenues for the nine months ended September 30, 2022. This was primarily a result of decreased operations for the nine months ended September 30, 2023.

Compensation Expense

Compensation expense for the nine months ended September 30, 2023 and September 30, 2022 was $431,421 and $301,660, respectively, and consists entirely of compensation paid to officers.

Consulting Expense

Consulting expense for the nine months ended September 30, 2023 and September 30, 2022 was $90,000 and $1,486,514, respectively. The decrease can be attributed to expense of $1,364,847 related to a consulting agreement signed during May 2022 that included the issuance of shares of Series H preferred stock in exchange for services.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 were $174,584 compared to $123,735 for the nine months ended September 30, 2022. The increase was primarily due to the addition of stock based compensation issued to an officer of the Company.

Professional fees

Professional fees for the nine months ended September 30, 2023 were $166,884 compared to $247,837 for the nine months ended September 30, 2022. The decrease in expenses was due to a decrease legal expenses.

Other Income (Expense)

Total other expense of $849,112 for the nine months ended September 30, 2023 was primarily attributable to the interest expense of $666,774 as well as the initial recognition of derivative liability of $32,429; offset by a gain on the change in the fair value of the derivative liability of $149,909. Total other expense of $217,118 for the nine months ended September 30, 2022, was comprised of interest expense of $243,429 and a loss on the change in the fair value of derivatives of $1,545; offset by a gain on new methodology for accounting for debt conversion features of $27,856.

Net Income (Loss)

The Company had net loss of $1,645,525 for the nine months ended September 30, 2023, as compared to a net loss of $2,275,486 for the nine months ended September 30, 2022.

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $12.25 million. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

September 30, 2023 See Note Eight above for all unregistered sales of equity during the Nine months ended September 30, 2022.

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

BOWMO, INC.

Date: November 21, 2023	By:	/s/ Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive Officer)
(Principal Financial and Accounting Officer)