Form 10-K
period 2023-12-31
bowmo, Inc.
filed 2024-10-09
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54624

BOWMO, INC.

(Exact name of registrant as specified in its charter)

Wyoming	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Wall Street, Suite 891 New York, New York 10005	10005
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-b2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $13,645 based on a per share price of $0.0001, the closing price of the registrant’s common stock on that date.

As of October 9, 2024, the registrant had 136,458,010 shares of common stock issued and outstanding.

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

In this Annual Report, unless otherwise indicated or the context otherwise requires, “bowmo, the “Company”, “we”, “us” or “our” refer to bowmo, Inc., a Nevada corporation, and its subsidiaries.

ii

PART I

Item 1. Business.

Background

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

Recent Event

On March 22, 2024, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with OWNverse, LLC, a Delaware limited liability company (“OWNverse”), pursuant to which OWNverse would become a wholly-owned subsidiary of our company. Pursuant to the Merger Agreement, our company would deliver an aggregate of 2,000 shares of to-be-designated Series I Preferred Stock of the Company, an aggregate of $2,000,000 in principal amount promissory notes that are to be due and payable two years from their issuance dates and promissory notes with an aggregate of up to $270,000 that are to be due and payable six months from their issuance dates. The consummation of the Merger Agreement has not been completed, due to our company’s lack of capital. There is no assurance that we will be able to obtain sufficient capital to do so. However, the owners of OWNverse remain, as of the date of this Annual Report, committed to completing the Merger.

Overview

Prior to the Merger, Cruzani was reassessing its business model and strategic goals. Upon completion of the Merger, however, we have decided to pursue our Vertically Integrated Business Model (“VIBM”) which is capable of providing services and added value to all segments of the human resources technology (“HR-Tech”) market globally. Our goal is to constantly improve our HR-Tech platform to address present and future market needs by offering a unique combination of proprietary artificial intelligence (“AI”) based technology with a do-it-yourself sourcing experience able to match candidates to jobs without having to use keyword searches or Boolean strings.

Our AI-driven platform will automate the end-to-end hiring processes with its AI-based matching engine while providing just-in-time content, resources, and tools, such as video interviewing and cultural and technical assessments so that hiring organizations can vet their candidates. We refer to this as Software as a Service (“SaaS”).

We expect to complete our VIBM by our Recruiting as a Service (“RaaS”) which allows clients to outsource the management of the recruiting process (“RPO”). Our RaaS offering will complement our improved HR-Tech platform by offering our clients with a choice of high-touch and high-tech services strategically geared to market needs and objectives.

In addition, since our acquisition of Interview Mastery® from Michael R. Neece, our current Chief Product Officer, our VIBM offers unique added value via e-learning programs by Interview Mastery® and Selecting Excellence®, designed by Michael R. Neece, one of the pioneers in the human resources e-learning field. Both programs have been continually improving in order to solve the challenges of today’s job-market realities for more than 20 years.

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

Facilities

The Company currently has no ownership or leases of property. The Company’s business mailing address is 99 Wall Street, Suite 891, New York, New York 10005.

Employees

The Company does not have any employees other than our executive officers. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with our employees is good. Each of our executive officers has entered into an employment contract with our company.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We use, store and process data for and about our customers, employees, partners and suppliers. We have not yet implemented a formal cybersecurity risk management program designed to identify, assess and mitigate risks from cybersecurity threats to this data, our systems and business operations. We intend to implement a cybersecurity risk management program before the end of 2024.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors (since we do not currently have an Audit Committee), we intend to implement and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes would be integrated into our overall risk management processes. We intend to implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify and address cybersecurity risks. In support of this approach, it is expected that we would have a third-party security consultant implement processes to assess, identify and manage security risks to our company, including in the pillar areas of security and compliance, application security, infrastructure security and data privacy. This process, once implemented, would include regular compliance and critical system access reviews. In addition, we intend to conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments as part of our risk management process.

We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We intend to utilize well-known cloud-based technologies and service providers, such as Amazon AWS, Microsoft Office, and Google enterprise to provide protection against cybersecurity threats.

Further, we intend to put processes in place that would evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that would have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

Part of our intended program would be ongoing evaluation and enhancement of our systems, controls and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition.

Item 2. Properties.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is not traded on any national securities exchange but is quoted on the alternative trading system operated by OTC Markets Group, Inc. (the OTC Link ATS) under the “BOMO” trading symbol at the OTC Pink level. The following table summarizes the high and low historical trading prices of the Company’s common stock for the periods indicated as reported by OTCMarkets.com (as historic high and low bid prices are not reported by OTCMarkets.com).

Fiscal Year Ended December 31, 2023

	High	Low
First Quarter	0.20	0.098
Second Quarter	0.10	0.098
Third Quarter	0.15	0.001
Fourth Quarter	0.15	0.014

Fiscal Year Ended December 31, 2022

	High	Low
First Quarter	0.40	0.20
Second Quarter	0.20	0.10
Third Quarter	1.05	0.45
Fourth Quarter	0.60	0.10

Registered Holders

As of the date of this Annual Report, there were approximately 116 record holders of our common stock and 136,458,010 shares are issued and outstanding.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2023, we issued no securities that were not registered under the Securities Act and were not previously disclosed.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The statements contained in the following MD&A and elsewhere throughout this Annual Report on Form 10-K, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to survive,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with SEC and elsewhere in this Annual Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Recent Event

On March 22, 2024, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with OWNverse, LLC, a Delaware limited liability company (“OWNverse”), pursuant to which OWNverse would become a wholly-owned subsidiary of our company. Pursuant to the Merger Agreement, our company would deliver an aggregate of 2,000 shares of to-be-designated Series I Preferred Stock of the Company, an aggregate of $2,000,000 in principal amount promissory notes that are to be due and payable two years from their issuance dates and promissory notes with an aggregate of up to $270,000 that are to be due and payable six months from their issuance dates. The consummation of the Merger Agreement has not been completed, due to our company’s lack of capital. There is no assurance that we will be able to obtain sufficient capital to do so. However, the owners of OWNverse remain, as of the date of this Annual Report, committed to completing the Merger.

2022 Acquisition – Interview Mastery

Effective December 16, 2022, pursuant to an Asset Purchase Agreement (the “APA”) with Interview Mastery (“Interview Mastery”), by and through Michael R. Neece (“Neece”) and Caseridus, Inc. Under the terms of the APA, the Company is to pay the purchase price through the issuance of 22,000,000 shares of the Company’s common stock in two tranches: (i) 11,000,000 shares of Company common stock to the stockholders of Interview Mastery that vest immediately for all of the business assets of Interview Mastery, valued at $200,000 based on the acquisition date share price; and (ii) 11,000,000 shares of Company common stock issued in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 25% of the shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 6.25% of the shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. As of the date of this Annual Report, none of the shares issuable in connection with the APA has been issued, and as such, has been recorded as a liability in accrued expenses on the consolidated balance sheets. In connection with the APA, the Company is to create a new board seat and offer such seat to Neece who will be formally invited to join the Company’s Board of Directors. As of the date of this Annual Report, none of these actions has been taken by the Company.

This acquisition was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. This business combination was accounted for as a related party acquisition, as Neece is the chief product officer of the Company Accordingly, the total purchase consideration was allocated to net acquired based on their respective historical costs. The assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their historical costs as of the acquisition date.

The final allocation of the purchase price in connection with the Interview Mastery acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$1,633
Prepaid expenses	997
Loss on acquisition – related party	197,370

No acquisition costs were incurred. The approximate revenue and net loss for the acquired business as a standalone entity per ASC 805 from January 1, 2021, to December 31, 2021, was $14,692 and $21,862, respectively, and, from January 1, 2022, to December 16, 2022, $13,059 and $15,279, respectively.

Results of Operations

Revenues. Revenues for the year ended December 31, 2023, were $243,434, compared to revenues for the year ended December 31, 2022, of $185,923, which increase is due primarily to organic growth from consistent implementation of business strategies. A lack of operating capital restrained potential growth in revenues.

Cost of Revenues. Cost of revenues for the year ended December 31, 2023, was $200,039, compared to cost of revenues for the year ended December 31, 2022, of $75,873. The increase of costs of revenues as a percentage of revenues is attributable primarily to increased costs associated with direct placement revenue that did not generate associated revenues.

Compensation Expense. Compensation expense for the year ended December 31, 2023, was $517,618, compared to compensation expense for the year ended December 31, 2022, of $432,452, and consists entirely of compensation paid to officers, which was accrued.

Consulting Fees. Consulting fees for the year ended December 31, 2023, were $90,000, compared to consulting fees for the year ended December 31, 2022, of $181,667. This decrease is attributable to the Company’s lack of operating capital.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2023, were $131,590, compared to general and administrative expenses for the year ended December 31, 2022, of $363,522, which reduction is primarily attributable to our experiencing a one-time loss of $197,000 as a result of the related-party loss on the acquisition of Interview Mastery.

Professional fees. Professional fees for the year ended December 31, 2023, were $250,770, compared to professional fees for the year ended December 31, 2022, of $780,251. The decrease in professional fees is attributable to our reduced activity associated with our lack of operating capital.

Other Income (Expense). Total other expense for the year ended December 31, 2023, was $2,802,369, compared to other expense for the year ended December 31, 2022, of 2,932,596. In future periods, it is expected that other expense will increase, due to our being in default under substantially all of our outstanding debt instruments.

Net Loss. Our net loss for the year ended December 31, 2023, was $3,748,952, compared to a net loss for the year ended December 31, 2022, of $4,580,438.

Liquidity and Capital Resources

For the year ended December 31, 2023, we used $4,530,575 of cash in operating activities, compared to the year ended December 31, 2022, when we used $617,532 of cash in operating activities.

For the year ended December 31, 2023, investing activities did not use or provide cash, compared to the year ended December 31, 2022, when investing activities provided $2,150 in cash, which was attributable to the cash acquired in the reverse merger and acquisition.

For the year ended December 31, 2023, financing activities did not use or provide cash, compared to the year ended December 31, 2022, when financing activities provided $782,100 in cash derived from third-party debt financing.

The Company currently owes $477,702 on non-convertible loans payable, all of which are in default, and $440,109 for outstanding convertible notes, net of discounts, all of which are in default.

In addition, entities negatively impacted by the COVID-19 pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (SBA) Economic Injury Disaster Loan (“EIDL Loan”) program. On July 15, 2020, the Company received cash proceeds of $40,400 under this program. In addition, in July 2020, the Company received $6,000 from the SBA as a COVID-19 Economic Injury Disaster Loan Advance (the “EIDL Advance”). The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The standard EIDL Loan repayment terms include interest accruing at 3.75% per annum effective July 15, 2020; the payment schedule contains a one-year deferral period on initial principal and interest payments; the loan term is thirty years; and there is no prepayment penalty or fees. The Company pledged all assets of the Company as collateral for the loan. As of December 31, 2021, the amounts outstanding totaled $40,400, and was classified as part of notes payable on the consolidated balance sheet. Additionally, the Company entered into a security agreement with the SBA in which this promissory note is collateralized by all tangible and intangible assets of the Company. In addition, the Company’s CEO, Edward Aizman, provided his personal guaranty of the EIDL Loan and pledged certain of his personal assets in conjunction with his guaranty. On January 6, 2021, the SBA announced a one-year extension of the deferral period for loans that commenced in 2020 delaying payments of principal and interest to July 2022. Pursuant to an SBA Procedural Notice in December 2020, the EIDL Advance was forgiven. The Company has recognized the entire EIDL Advance amount of $6,000 as grant income, which is included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2021.

In February 2022, the Company agreed to the first and second modifications of the EIDL Loan. The EIDL was modified to include additional borrowings of $269,200, which were received in full in February 2022. Periodic monthly payments have increased to $1,556 in the first modification and reduced to $1,506 in the second modification. Additionally, the Company entered into an amended security agreement with the SBA in which this promissory note, and the modifications, is collateralized by all tangible and intangible assets of the Company. The balance of the EIDL loan balance at December 31, 2023 is $309,500, respectively. The Company is in default under the EIDL Loan and the EIDL Loan has been referred by the SBA to the U.S. Treasury Offset Program. The Company is currently in the process of addressing the charged-off status of the EIDL Loan with the SBA and simultaneously submitting an application to the SBA’s Hardship Accommodation Program (HAP), whereby the Company hopes to receive some relief while arranging for, and keeping current, reduced payments thereon. There is no assurance that the Company will be able to secure any such relief.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations. At December 31, 2023, the Company had an accumulated deficit of $12,992,877, and a net loss for the year ended December 31, 2023, of $3,748,952. Of the net loss, 946,583 was due to operations and the remainder was due primarily to interest expense and the derivative liabilities. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 8. Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

bowmo, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Bowmo Inc and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bowmo Inc and Subsidiaries (the ‘Company’) as of December 31, 2023, and 2022, and the related consolidated statements of operations, changes in stockholders’ equity / (deficit) and cash flows for each of the two years ended December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(12,992,877), net loss of $(3,748,952) and a negative working capital of $(4,445,342). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/s/ Olayinka Oyebola
OLAYINKA OYEBOLA & CO.
(Chartered Accountants)
Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 26, 2024

PCAOB No: 5968

Bowmo, Inc. and Subsidiaries
Consolidated Balance Sheets

Audited

	December 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$6,308	$167,103
Accounts receivable	18,172	15,542
Prepaid expenses and other current assets	1,838	858
Total Current Assets	26,318	183,503

Total Assets	$26,318	$183,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	1,144,755	813,378
Accrued expenses	213,697	200,286
Accrued interest	364,598	366,622
Accrued officer compensation	1,384,499	1,074,361
Loans payable, current portion	30,000	113,006
Loans payable, related party	254,500	190,500
Convertible Notes, net of debt discount	440,109	669,581
Put premium on stock settled debt	205,684	219,687
Derivative liability	433,818	2,172,250
Total Current Liabilities	4,471,660	5,819,671

Loans payable, net of current portion	193,202	260,494
Total Liabilities	4,664,862	6,080,165

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	12	12
Series E Preferred stock to be issued	166,331	166,331
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	-	-
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	1,000	1,000
Series AA Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 652,259 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	-	652
Series Super Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 500 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	-	-
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 53,520,830 and 27,049,736 shares issued and outstanding, respectively at December 31, 2023, and 2022.*	535	270
Common stock to be issued, 2,550,000 and 0 shares as of December 31, 2023, and 2022, respectively	26	26
Treasury stock, at cost 2,917 shares and 0 shares as of December 31, 2023 and 2022, respectively.	(773,500)	(773,500)
Additional paid in capital *	8,876,064	3,868,607
Accumulated deficit	(12,992,877)	(9,243,925)
Total Stockholders’ Deficit	(4,638,544)	(5,896,662)
Total Liabilities and Stockholders’ Deficit	$26,318	$183,503

* Amounts have been adjusted by a 1000 to 1 reverse split during 2023.

The accompanying notes are an integral part of these consolidated financial statements

Bowmo, Inc. and Subsidiaries

Consolidated Statements of Operations

Audited

	December 31, 2023	December 31, 2022
Revenue	$243,434	$185,923
Cost of revenue	200,039	75,873
Gross Profit	43,395	110,050

Operating Expenses
Compensation expense	517,618	432,452
Consulting fees	90,000	181,667
Professional fees	250,770	780,251
General and administrative	131,590	363,522
Total Operating Expenses	989,978	1,757,892

Loss from Operations	(946,583)	(1,647,842)

Other Income (Expenses)
Interest expense	(666,814)	(927,072)
Gain on new methodology for accounting for debt conversion features		27,856
Initial recognition of derivative liability	(32,429)	(2,578,230)
Change in fair value of derivative liability	(2,103,126)	544,850
Total other income (expenses)	(2,802,369)	(2,932,596)

Loss before income taxes	(3,748,952)	(4,580,438)
Provision for income taxes	-	-

NET LOSS	(3,748,952)	(4,580,438)

Net loss per common share – basic and diluted	$-	$-
Weighted average common shares – basic and diluted *	18,975,833	12,664,533

* Amounts have been adjusted by a 1000 to 1 reverse split during 2023.

The accompanying notes are an integral part of these consolidated financial statements

Bowmo, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2023 and 2022

Audited

	Preferred Stock AA		Super Preferred Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock G		Preferred Stock H		Common Stock		Common Stock to be issued					Total Equity Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Additional Paid-in	Treasury Stock	Accumulated Deficit	/(Deficit) $
Balance as of December 31, 2021	652,259	$652	500	$1	0	$0	0	$0	0	$0	0	$0	0	$0	0	$0	0	$0	18,150,000	$18,150	0	$0	$3,802,391	$0	$(4,663,487)	$(842,293)
Recapitalization at reverse merger - May 4, 2022	(652,259)	(652)	(500)	(1)	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	0	166,331	1,000,000	1,000			8,936,864,497	71,400		26	(2,630,899)	(773,500)		(3,082,418)
Stock based compensation																							4,719			4,719
Distribution to shareholders																							(257,500)			(257,500)
Relative fair value of warrants issued with convertible debt																							596,927			596,927
Shares issued for extinguishment of convertible debt																			18,094,721,865	180,947			2,083,394			2,264,341
- Net Loss 2022																									(4,580,438)	(4,580,438)
Balance as of December 31, 2022	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	0	$0	27,049,736,362	$270,497	0	$26	$3,599,032	$(773,500)	$(9,243,925)	$(5,896,662)
Effects of reverse-split																			(33,360,984,221)	$(333,610)			$333,610			0
Effects of forward split																			33,361,150	$334			$(334)			(0)
Stock issuance																	10,000	$10	6,331,407,539	$63,314			$4,943,756			$5,007,080
- Net Loss 2023																									(3,748,952)	(3,748,952)
Balance as of December 31, 2023	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	10,000	$10	53,520,830	$535	0	$26	$8,876,064	$(773,500)	$(12,992,877)	$(4,638,544)

The accompanying notes are an integral part of these consolidated financial statements.

Bowmo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Audited

	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(3,748,952)	$(4,580,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense incurred on put premium on stock settled debt	-	145,717
Loss on acquisition – related party	-	197,370
Amortization of debt discount	321,531	289,252
Stock-based compensation and shares issued for services	-	216,186
Gain on new methodology for accounting for debt conversion features	-	(27,856
Forgiveness of note payable - PPP Note	-	-
Grant income	-	-
Expenses incurred on extinguishment of convertible debt and accrued interest	(14,003)	117,565
Initial derivative expense		2,578,230
Change in fair value of derivative liability	(1,738,432)	(544,850)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(2,630)	22,098
Prepaid expenses and other current assets	(980)	139
Accounts payable	331,080	421,125
Accrued expenses	11,673	-
Accrued Interest	-	483,915
Accrued compensation	310,138	67,123
Deferred revenue	-	(3,108)
Net Cash (Used In) Provided By Operating Activities	(4,530,575)	(617,532)

Cash Flows from Investing Activities
Cash acquired in reverse merger	-	517
Cash acquired in acquisition	-	1,633
Net Cash Provided by Investing Activities	-	2,150

Cash Flows from Financing Activities
Proceeds from loans payable	-	269,100
Proceeds from convertible notes payable	521,679	770,500
Proceeds from equity issuances	5,277,042	-
Repayment of loans	(1,428,941)	-
Distributions to shareholders	-	(257,500)
Net Cash Provided by Financing Activities	4,369,780	782,100

Net Change in Cash and Cash Equivalents	(160,795)	166,718

Cash And Cash Equivalents - Beginning of Year	167,103	385

Cash And Cash Equivalents - End of Year	6,308	167,103

Supplemental Disclosure of Cash and Non-cash Transactions:
Cash paid for interest	$-	$-
Common stock issued for extinguishment of debt and accrued interest	$279,002	$1,905,322
Tangible assets acquired in Merger	$-	$3,082,419
Equity acquired in Merger, net of cancellation of shares	$-	$3,063,589
Debt discount associated with issuance of warrants and derivative liabilities	$-	$734,853
Put premium on stock settled debt extinguishment	$205,684	$241,454
Issuance of Series G Preferred Stock	$-	$1,000
Accrual for shares to be issued for acquisition of Interview Mastery	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements

Bowmo, Inc. and Subsidiaries

Notes to the Audited Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

NOTE 1 – BACKGROUND

Reverse Merger and Corporate Restructure

On May 4, 2022, Cruzani, Inc. (“Cruzani” or the “Predecessor”) entered into a merger agreement (the “Merger Agreement”) with Bowmo, Inc. (“Bowmo”) and Bowmo Merger Sub, Inc. to acquire Bowmo. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on May 4, 2022, and pursuant to the terms of the Merger Agreement, all outstanding shares of Bowmo were exchanged for shares of Cruzani’s common stock and Bowmo became Cruzani’s wholly owned subsidiary.

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

NOTE 2 – GOING CONCERN

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

The Company incurred a net loss for the year ended December 31, 2023, of $3,748,952, of which approximately $947,000 was due to operations and the remainder was due primarily to interest expense and derivative liabilities. At the year ended December 31, 2023, the Company has a working capital deficit of $3,750,722 and an accumulated deficit of $12,992,877.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

COVID-19 Impacts on Accounting Policies and Estimates

COVID-19 Impacts on Accounting Policies and Estimates In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As COVID-19 continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to our financial statements in future periods.

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, Cash and Cash Equivalents, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2023 and 2022, the Company had cash and cash equivalents of $6,308 and $167,103, respectively. There are no amounts that are uninsured by the FDIC (Federal Deposit Insurance Corporation).

Deferred Income Taxes and Valuation Allowance

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended December 31, 2023 and 2022, respectively, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2023 and 2022 we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

The Company accounts for income taxes applying FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Financial Instruments

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

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

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives with the sale of a convertible notes in 2023. The accounting treatment of derivative financial instruments requires that the Company records the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the derivatives. There is an offsetting debt discount or premium as a result of the fair value assigned to the derivatives, as well as any debt issuance costs, which are amortized under the straight-line method over the term of the loan. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 Revenue from Contracts with Customers, to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The principle is to recognize revenue to depict the transfer of promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted.

The Company generates revenue from (1) Recruiting as a Service (“Raas”), and (2) Direct Placement.

Recruiting as a Service:

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

Direct Placement

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

Direct placement revenue is subject to a 90-180 day guarantee that the candidate will not resign or be terminated in that time period. The Company uses historical evidence as well as additional factors to determine and estimate the amount of consideration received that the Company does not expect to be entitled to. For any amounts received for which the Company does not expect to be entitled, it would not recognize revenue when the candidate is hired but would recognize those amounts received as a refund liability. The Company included in the transaction price the estimated amount of variable consideration per the expected value method. A refund liability would be credited for the difference between cash consideration received and variable consideration recognized. The refund liability would be updated at the end of each reporting period for any changes in circumstances. As of December 31, 2023 and 2022 there was no refund liability on the consolidated balance sheets as historically no direct placement revenue has been refunded to the Company.

Revenue Segmentation

For the years ended December 31, 2023 and 2022, revenues can be categorized into the following:

	December 31, 2023	December 31, 2022

Direct placement	$78,458	$142,242
Recruiting as a Service	169,976	43,681
Total revenues	$243,434	$185,923

(the $169,976 is a result the difference between $78,458 and the other unidentified revenue accounts in QB)

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

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Change in account principle

Commencing with the second quarter of 2022, the Company prospectively changed its accounting treatment for securities that contain predominantly, fixed rate conversion features by recording the derivative feature as a put premium on stock settled debt. See Note 7 for further discussion. The company believes this change in accounting principle is preferable as it applies a more consistent method of accounting for convertible notes that contain similar conversion features. This accounting change resulted in a gain on new methodology for accounting for debt conversion features of $27,856 on the consolidated statements of operations.

NOTE 4 – BUSINESS COMBINATIONS

Interview Mastery Asset Purchase

On December 16, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with a related party, Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”), the Company’s Chief Product Officer, and Caseridus, Inc. Under the terms of the APA, the Company will pay the purchase price through the issuance of 1,000,000,000 (pre-reverse split) shares of the Company’s common stock to the stockholders of Interview Mastery, valued at the stock price of $0.0002 on the acquisition date, that vest immediately for all of the business assets of Interview Mastery. An additional 1,000,000,000 (pre-reverse split) shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 (pre-reverse split) shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. In connection with the APA, the Company created a new board seat and offered this seat to Neece who was formally invited to join the Company’s Board of Directors.

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

NOTE 5 – LOANS PAYABLE

As a result of the reverse merger that occurred on May 4, 2022, as discussed in Note 1, the Company assumed Loans 1 through 5 on the table below from Cruzani.

The Cruzani loan payable balances are as follows:

	Rate	December 31, 2023	December 31, 2022
Loan 1	1%	$27,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Loan 5	3.75%	-	309,500
Total		$254,500	$564,000

Annual maturities of the Cruzani notes payable are as follows:

For the year ending	Amount
December 31, 2024	6,807
December 31, 2025	7,066
December 31, 2026	7,336
December 31, 2027	7,616
Thereafter	225,675
Total payments	$254,500

Loans 1 through 5 are past due as of the issuance of these financial statements.

Loan 1) On May 30, 2013, and August 12, 2013, Cruzani received advances from a director for $2,000 and $25,000, respectively. On August 12, 2013, the Company entered into an unsecured, non-guaranteed, demand loan agreement with the director for $27,000. The loan bears interest at 1% per annum compounded monthly.

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

Loan 5) Entities negatively impacted by the coronavirus (“COVID-19”) pandemic were eligible to apply for loans sponsored by the United States Small Business Administration (“SBA”) Economic Injury Disaster Loan (“EIDL Loan”) program. On July 15, 2020, the Company received cash proceeds of $40,400 under this program. In addition, in July 2020, the Company received $6,000 from the SBA as a COVID-19 Economic Injury Disaster Loan Advance (the “EIDL Advance”). The proceeds can be used to fund payroll, healthcare benefits, rent and other qualifying expenses, and the loan is not subject to a loan forgiveness provision. The standard EIDL Loan repayment terms include interest accruing at 3.75% per annum effective July 15, 2020; the payment schedule contains a one-year deferral period on initial principal and interest payments; the loan term is thirty years; and there is no prepayment penalty or fees. The Company pledged all assets of the Company as collateral for the loan. As of December 31, 2021, the amounts outstanding totaled $40,400, and was classified as part of notes payable on the consolidated balance sheet. Additionally, the Company entered into a security agreement with the SBA in which this promissory note is collateralized by all tangible and intangible assets of the Company. In addition, the Company’s CEO, Edward Aizman, provided his personal guaranty of the EIDL Loan and pledged certain of his personal assets in conjunction with his guaranty. On January 6, 2021, the SBA announced a one-year extension of the deferral period for loans that commenced in 2020 delaying payments of principal and interest to July 2022. Pursuant to an SBA Procedural Notice in December 2020, the EIDL Advance was forgiven. The Company has recognized the entire EIDL Advance amount of $6,000 as grant income, which is included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2021.

In February 2022, the Company agreed to the first and second modifications of the EIDL Loan. The EIDL was modified to include additional borrowings of $269,200, which were received in full in February 2022. Periodic monthly payments have increased to $1,556 in the first modification, and reduced to $1,506 in the second modification. Additionally, the Company entered into an amended security agreement with the SBA in which this promissory note, and the modifications, is collateralized by all tangible and intangible assets of the Company. The balance of the EIDL loan balance at December 31, 2023 and 2022 is $193,202 and $309,500, respectively. The Company is in default under the EIDL Loan and the EIDL Loan has been referred by the SBA to the U.S. Treasury Offset Program. The Company is currently in the process of addressing the charged-off status of the EIDL Loan with the SBA and simultaneously submitting an application to the SBA’s Hardship Accommodation Program (“HAP”), whereby the Company hopes to receive some relief while arranging for, and keeping current, reduced payments thereon.

NOTE 6 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of December 31, 2023 and 2022:

			Put Premium
	December 31,		On Stock
Creditor	2023	2022	Settled Debt
Frondeur	$123,793	$135,000	$100,000
Kings Wharf	42,200	275,000	-
Diagonal Lending	117,000	-	-
Trillium	-	578,000	30,000
Matterhorn	8,454	-	21,000
Travel Data Solutions	125,000	125,000	-
Third Party *	230,232	84,681	54,684
Total	646,679	1,197,681	205,684
Less: Debt discount	(206,570)	(528,100)
Total Convertible notes payable	$440,109	$669,581

Frondeur

Between June 1, 2022 and December 1, 2022, the Company entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $160,000. These convertible notes are convertible between 50% and 70% of the lowest close bid price of the Company’s stock price for a twenty-day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at December 31, 31, 2023 and 2022, was $123,793 and $135,000.

Between November 1, 2021 and May 1, 2022, Cruzani entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $175,000. These convertible notes were convertible at 70% of the lowest close bid price of the Company’s stock price for a twenty-day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of December 31, 2022, these convertible notes were converted into shares of the Company’s common stock.

Kings Wharf

On October 19, 2022, the Company entered into a convertible note with King Wharf Opportunities Fund bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr. Aizman and Mr. Lakshin entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at December 31, 2023 and 2022, was $42,200 and $275,000.

Diagonal Lending

November 10, 2023, the Company entered into a convertible note with Diagonal Lending bearing interest at 10% totaling $77,000. This convertible note is convertible at the lesser of $0.0001 or 61% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The outstanding remaining principal balances at December 31, 2023, was $77,000.

December 12, 2023, the Company entered into a convertible note with Diagonal Lending bearing interest at 10% totaling $40,000. This convertible note is convertible at the lesser of $0.0001 or 61% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The outstanding remaining principal balances at December 31, 2023, was $40,000.

Trillium

Between May 25, 2021 and July 6, 2021, Cruzani entered into two convertible notes with Trillium Partners, LP bearing interest at 10% per annum and totaling $44,000. These convertible notes were convertible at a fixed price of $0.0001. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at December 31, 2023 and 2022, was $0 and $0.

Between June 1, 2022 and December 6, 2022, the Company entered into several convertible notes with Trillium Partners, LP bearing interest between 10% and 12% per annum and totaling $332,800. These convertible notes are convertible at a fixed price between $0.0001 and $0.0002. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at December 31, 2023 and 2022, was $0 and $303,000.

On October 19, 2022, the Company entered into a convertible note with Trillium Partners, LP bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at December 31, 2023 and 2022, was $0 and $275,000.

Matterhorn

On August 15, 2023, the Company entered into a convertible note with Matterhorn Partners LLC bearing interest at 12% totaling $25,000. The note included an original issue discount of $4,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman and President, Michael Lakshin. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at December 31, 2023 and 2022, was $8,454 and $0.

Travel Data Solutions

On November 18, 2017, Cruzani entered into a convertible promissory note for $25,000 with Travel Data Solutions, Inc., pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agree upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. During January and February 2018, the Company received an additional $75,000 under the same terms as the previously issued convertible promissory note. During the year ended December 31, 2023, the balance of the note was converted into shares of the Company’s common stock. As of December 31, 2023 and 2022, the outstanding balance was $125,000 and $125,000, respectively.

Third Party

As a result of the reverse merger that occurred on May 4, 2022, as discussed in Note 1, the Company assumed convertible notes from Cruzani (1-3 below). Convertible debt outstanding during the years ended December 31, 2023 and 2022, consist of the following:

1)	Between May 20, 2020 and October 1, 2021, Cruzani entered into several convertible notes with Livingston Asset Management bearing interest at 10% per annum and totaling $331,600. These convertible notes were convertible at 70% of the lowest close bid price of the Company’s stock price for a twenty-day period. These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. As of December 31, 2022, these convertible notes were converted into shares of the Company’s common stock.

2)	On November 17, 2021, Cruzani entered into a convertible note with Oscaleta Partners, LLC bearing interest at 10% per annum and totaling $11,000. This convertible note was convertible at 50% of the lowest close bid price of the Company’s stock price for a twenty-day period. This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in a put premium on stock settled debt being recognized. As of December 31, 2022, the convertible note was converted into shares of the Company’s common stock.

3)	On July 7, 2020, the Company issued a $84,681 convertible promissory note to a third party in exchange for $84,681. The Convertible Note bears interest at 10%, per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. After six months from the issuance date, the Holder may elect to convert into that number of shares of common stock equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest under this Note by the amount equal to the anticipate public market price of the Company’s common stock multiplied by fifty percent (50%). This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of December 31, 2022, this convertible note is in default and the principal and accrued interest balance remain outstanding. During the year ended December 31, 2023, the Company had additional borrowings of $145,551. As of December 31, 2023 and 2022, the outstanding balance was $230,232 and $84,681, respectively

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

The company believes this change in accounting principles in preferable as it applies a more consistent method of accounting for convertible notes that contain similar conversion features. This accounting change resulted in a gain on new methodology for accounting for debt conversion features of $0 and $27,856 on the statement of operations for the years ended December 31, 2023 and December 31, 2022, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

Commencing with the second quarter of 2022, the Company changed its accounting treatment for securities that contain predominantly, fixed rate conversion features by recording the derivative feature as a put premium on stock settled debt.

The embedded conversion options of certain of the Company’s convertible debentures summarized in Note 6 contain variable conversion features that qualify for embedded derivative classification under ASC 815-15 Embedded Derivatives. The fair value of these liabilities is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of December 31, 2021	$110,992
Change Due to Issuances	2,718,645
Transfer to put premium	(112,537)
Change in fair value	(544,850)
Balance as of December 31, 2022	2,172,250
Change Due to Issuances	(4,035,300)
Transfer to put premium	651,156
Change in fair value	1,645,712
Balance as of December 31, 2023	$433,818

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

The following table shows the assumptions used in the calculations of its derivatives:

	December 31, 2023	December 31, 2022
Stock price	$0.0001 - $0.1500	$0.0002 - $0.0005
Exercise price	$0.00003 - $0.2572	$0.00005 - $0.0001
Contractual term (in years)	7.00 - 0.025	1.00 - 0.80
Volatility (annual)	174% - 2068%	441% - 443%
Risk-free rate	4.41% - 5.57%	4.41% - 4.60%

NOTE 9 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2023 and 2022, expenses of $38,771 and $30,842 were incurred for recruitment services by an entity owned by Michael Neece, Chief Product Officer.

Per the agreement with Michael Neece, a salary of $12,500 and a bonus of $4,167 was accrued for the year ended December 31, 2022. For the year ended December 31, 2023 and additional $150,000 in salary and a bonus of $50,000 was accrued.

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

Through December 31, 2023, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employment agreements; the agreements provide for annual salaries of $180,000 and $200,000, respectively commencing on September 6, 2022. During the year ended December 31, 2022, salaries of $57,205 and $63,562, were accrued for Eddie Aizman and Michael Lakshin, respectively. During the year ended December 31, 2023, salaries of $180,000 and $200,000, were accrued for Eddie Aizman and Michael Lakshin, respectively. As of December 31, 2023, the total due to Eddie Aizman and Michael Lakshin is $237,205 and $263,562, respectively.

The employment agreement of Conrad Huss, a director of the Company, provides for a salary of $10,000 per month. For the year ended December 31, 2023, $120,000 has been credited to accrued compensation. As of December 31, 2023, the total due to Conrad Huss is $652,000.

In connection with the EIDL Loan, the Company’s CEO, Edward Aizman, provided his personal guaranty of the EIDL Loan and pledged his personal residence in conjunction with his guaranty (the “Collateral”). The Company is in default under the EIDL Loan and the EIDL Loan has been referred by the SBA to the U.S. Treasury Offset Program. The Company is currently in the process of addressing the charged-off status of the EIDL Loan with the SBA and simultaneously submitting an application to the SBA’s Hardship Accommodation Program (“HAP”), whereby the Company hopes to receive some relief while arranging for, and keeping current, reduced payments thereon. In connection therewith, the Company also intends to replace the Collateral with other property not owned by Mr. Aizman.

NOTE 10 – COMMON STOCK

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

During the year ended December 31, 2022, the Company issued 18,094,721,962 (pre-reverse split) shares of common stock for the extinguishment of convertible debt.

During the year ended December 31, 2023, the Company issued 6,364,768,689 (post-reverse split) shares of common stock for the extinguishment of convertible debt.

As of December 31, 2023 and 2022, the Company had 53,520,830 and 27,049,736 shares of common stock outstanding, respectively after a 1,000 to 1 reverse split.

Acquisition of Interview Mastery

As discussed in Note 4, on December 16, 2022, the Company acquired Interview Mastery at a purchase price of 1,000,000,000 (pre-reverse split) shares of the Company’s common stock, valued at $200,000 using the stock price on the acquisition date. As of December 31, 2023 and 2022, these shares have not been issued and are recorded as a liability within accrued expenses on the consolidated balance sheet.

Michael Neece employment agreement

On December 16, 2022, the Company entered into an employment agreement with Michael Neece, Chief Product Officer. Under the agreement, 1,000,000,000 (pre-reverse split) shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 (pre-reverse split) shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 (pre-reverse split) shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. As of December 31, 2023 and 2022, 250,000 (post-reverse split) shares and 0 shares have vested, respectively.

NOTE 11 – WARRANTS

In 2022, in connection with the issuance of convertible note with Frondeur Partners, LLC (“Frondeur”), King Wharf Opportunities Fund, and Trillium Partners, LP, the Company also issued 5,616,000,000 (pre-reverse split) common stock purchase warrants to purchase 5,616,000,000 (pre-reverse split) shares of the Company’s common stock pursuant to the terms therein as a commitment fee. In 2023, in connection with further issuance to the same lenders, additional warrants to purchase 7,500,000 (post-reverse split) shares of the Company’s common stock were issued under the same terms as prior agreements.

These warrants have an exercise price per share between $0.0025- $0.0001 the above and expire between five and seven years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $596,927 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.00025 and $0.0025, 2.50% to 4.28% risk free rate, 266.74% to 699.48% volatility and expected life of the warrants of 5 to 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants*	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2022	5,616,000	$0.0001	$6.09

Issued	7,500,000	0.0001	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2023	13,116,000	$0.0001	$6.60

Exercisable, December 31, 2023	13,116,000	$0.0001	$6.60

*	Post reverse split shares

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

Range of Exercise Prices	Number Outstanding December 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00025-0.0025	13,116,000	6.60 years	$0.0001

NOTE 12 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock.

As of December 31, 2023 and 2022, there are 0 and 0 shares of Series AA and Super preferred stock outstanding, respectively.

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends.

As of December 31, 2023 and 2022, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

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

As of December 31, 2023 and 2022, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

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

As of December 31, 2023 and 2022, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

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

As of December 31, 2023 and 2022, there are 125,000 and shares of Series D preferred stock outstanding, respectively.

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

As of December 31, 2023 and 2022, there are 0 and 0 shares of Series F preferred stock issued.

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

There are 1,000,000 and 1,000,000 shares of Series G preferred stock issued as of December 31, 2023 and 2022, respectively.

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

The following details the nature of the contingency with Oasis Capital LLC (“Oasis”). In the normal course of its business, Oasis files notices to convert (“conversion notices”) a portion of its outstanding ownership of the Company’s indebtedness into shares of common stock. As a customary procedure for the annual audit for the period ended December 31, 2020, of Cruzani, Cruzani’s auditors confirmed its outstanding balance of the indebtedness and related accrued interest. During the year ended December 31, 2021, Oasis submitted conversions which stated that the outstanding indebtedness was far greater than that which was on the Company’s books. The total amount of the increased indebtedness was approximately $1.2 million. After investigation, the Company determined that the difference related to liquidated damages that the Company does not believe that it owes.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,084. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of December 31, 2023.

NOTE 14 – INCOME TAX

There was no income tax expense reflected in the results of operations for the years ended December 31, 2023 and 2022 because the Company incurred a net loss for tax purposes.

As of December 31, 2023 and 2022, the Company had federal and state net operating loss carry forwards of $12,992,877 and $9,243,925, respectively which may be used to offset future taxable income. Approximately $1,696,000 will begin to expire in 2036 while $5,920,000 will not expire but will be limited in annual utilization of 80% of current year income.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets / (liabilities)
Net operating loss carry forward	$3,361,000	$2,923,000
Stock-based compensation	517,618	245,000
Accrued expenses	192,697	193,000
Net deferred tax assets	4,071,315	3,361,000
Valuation allowance	(4,071,315)	(3,361,000)
Net deferred tax assets, net of valuation allowance	$-	$-

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

Reconciliation of the statutory federal income tax to the Company’s effective income tax rate for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.00%
State tax, net of federal benefit	15.29%	15.29%
Permanent differences	2.50%	2.50%
Valuation allowance	(38.79)%	(38.79)%
Effective rate	-%	-%

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2023 and 2022 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2023 and 2022. The Company did not recognize any interest or penalties during fiscal 2023 or 2022 related to unrecognized tax benefits.

For the years ended December 31, 2023 and 2022, the net increase in valuation allowance was approximately $710,315 and $1,777,000, respectively.

Tax years 2018-2022 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

The Company has not filed its federal tax return for the year ended December 31, 2023. Accordingly, it expects to be liable for late filing penalties in its taxable jurisdictions.

NOTE 15 – SUBSEQUENT EVENTS

Through March 31, 2024, the Company issued three convertible notes. The principal amount of these notes are $10,000 each, for a total amount of $30,000. They bear interest at 10% and are due in full at October 31, 2024, November 30, 2024, and December 31, 2024, respectively. The Company granted 150,000 warrants to purchase 150,000 shares of the Company’s common stock with these convertible notes. These warrants have an exercise price of $0.0001 and a term of five years.

From January 1, 2023 through the time of this report, the Company issued 4,247,383,100 shares of the Company’s common stock upon conversion of notes payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 6, 2024, the Board of Directors of bowmo, Inc., a Wyoming corporation (the “Company”), voted unanimously in favor of the immediate dismissal of the Company’s current independent registered public accounting firm, BF Borgers CPA PC (“BF Borgers”), and delivered written notice of such dismissal to BF Borgers on such date. The Board of Directors’ action was taken in response to the entry of a final order by the Securities and Exchange Commission (the “Commission”) on May 3, 2024, denying BF Borgers the privilege of appearing or practicing before the Commission as an accountant. The Company notified BF Borgers of the dismissal action on May 6, 2024.

Further, during the Company’s three most recent fiscal years ended December 31, 2023, 2022 and 2021, and the subsequent interim period through May 6, 2024: there were no disagreements between the Company and BF Borgers on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BF Borgers, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements.

On September 8, 2024 (the “Engagement Date”), the Company’s Board of Directors approved the selection and engagement of Olayinka Oyebola & Co. (Chartered Accountants) (“Olayinka”) as the Company’s new independent registered public accounting firm. During the years ended December 31, 2023 and 2022, and the subsequent interim periods through the Engagement Date, neither the Company, nor anyone on its behalf, consulted Olayinka regarding any of the matters or events set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2023, and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2023, our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides certain information regarding our directors and executive officers. We do not have any significant employees other than our current directors and executive officers named in the table below.

Name	Position	Age	Term of Office	Full Time/Part Time
Edward Aizman	Director, Chief Executive Officer, Secretary and Treasurer	48	April 2020 – Present	Full Time
Michael E. Lakshin	President and Chairman of the Board	60	April 2020 – Present	Full Time
Conrad R. Huss	Co-Chairman of the Board	73	May 2022 – Present	Full Time

Other than the employment agreements described in this report, there are no arrangements or understandings between the directors and executive officers listed in the table above and any other person(s) pursuant to which he was elected as a director or appointed as an executive officer.

Edward Aizman, Director, Chief Executive Officer, Secretary and Treasurer. Mr. Aizman serves as a Funder and Chief Executive Officer of the Company. Mr. Aizman is an accomplished staffing and recruiting professional with over 20 years of extensive experience in recruiting, sales, management, business development, and marketing. From Mar 1997 to August 2016, Mr. Aizman served as the Account Manager with SANS Consulting Services, Inc. located in Greater New York City Area, Mr. Aizman’s Clients included: JPMorgan Chase, Citigroup, Credit Suisse, and others. In September 2016, Mr. Aizman joined the Company as Co-Founder and Chief Operating Officer. On May 27, 2022, Mr. Aizman was appointed as a Director, Chief Executive Officer, Secretary and Treasurer. We believe Mr. Aizman is qualified to serve as a director of the Company due to his extensive experience in the technology and recruiting industry.

Michael E. Lakshin, MBA, President and Chairman of the Board. Mr. Lakshin is a seasoned business executive and serial entrepreneur with more than 28 years of start-up and senior business management experience. Participated in launching and developing various business ventures and overseeing multiple IPOs in the U.S. and internationally. Designed and managed more than 50 marketing/advertising and IR campaigns for various companies across multiple industries worldwide. Holds Executive MBA from Rutgers Business School. Prior to joining bowmo, Mr. Lakshin served as the CEO of 8K Miles Media Group, the South-Asian Indian Media Company and the COO and Managing Director of Crescendo Communications, LLC., New York-based Investor Relations Company. Mr. Lakshin joined bowmo in April 2020 as the Chief Revenue Officer to spearhead its new investment strategies and on May 27, 2020 Mr. Lakshin has been appointed BOWMO™’s Chairman of the Board and President. We believe Mr. Lakshin is qualified to serve as a director of the Company due to his vast financial, marketing and operational experience.

Conrad R. Huss, Co-Chairman of the Board. Prior to joining us upon completion of the Merger, Mr. Huss served as the sole officer and director of Cruzani. Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently, he was with Ocean Cross Capital Markets, as Senior Managing Director from 2011 to 2013. Previously, Mr. Huss served as the Senior Managing Director at Southridge Investment Group from 2006 to 2011. We believe Mr. Huss is qualified to serve as a director of the Company due to his financial and operational experience.

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

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Annual Report.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2023, were not timely.

Item 11. Executive Compensation.

The following table presents summary information regarding the total compensation awarded to, earned by and paid to our executive officers for the years ended December 31, 2023 and 2022:

Name	Capacities in which compensation was received	Year	Cash Compensation ($)	Other Compensation ($)		Total Compensation ($)
Edward Aizman	Director, Chief Executive Officer, Secretary and Treasurer	2023	$0	$180,000	(1)	$180,000
		2022	$60,000	$120,000	(1)	$180,000

Michael E. Lakshin	President and Chairman of the Board	2023	$0	$200,000	(2)	$200,000
		2022	$66,667	$133,333	(2)	$200,000

Conrad R Huss	Co-Chairman of the Board	2023	$0	$120,000	(3)	$120,000
		2022	$0	$120,000	(3)	$120,000

(1)	This amount was accrued. Mr. Aizman is owed an aggregate amount of $237,205 as of December 31, 2023. Mr. Aizman will begin receiving his accrued compensation in equal tranches when we begin generating positive cash flows, or as otherwise agreed between Mr. Aizman and the Company.
(2)	This amount was accrued. Mr. Lakshin is owed an aggregate amount of $263,563 as of December 31, 2023. Mr. Lakshin will begin receiving his accrued compensation in equal tranches when we begin generating positive cash flows.
(3)	This amount was accrued. Mr. Huss is owed an aggregate amount of $652,000 in accrued but unpaid base salary as of December 31, 2023. Mr. Huss will begin receiving his accrued compensation in equal tranches when we begin generating positive cash flows.

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

We have entered into an employment agreement with Mr. Lakshin. The agreement provides for a salary of $200,000 per annum. As of December 31, 2022 and 2021, $152,871 and $249,648 has been credited to accrued compensation, respectively.

We have entered into an employment agreement with Mr. Huss. The agreement provides for a salary of $10,000 per month. As of December 31, 2022, $532,000 has been credited to accrued compensation.

We have entered into an employment agreement with Mr. Neece. The agreement provides for a salary of $150,000 per annum. As of December 31, 2023, in accrued but unpaid base salary, respectively.

Equity Awards

We have adopted an equity incentive plan though, as of the date of this Annual Report we have issued no awards under the plan.

Health and Welfare Benefits and Pension and Retirement Plans

As of the date of this Annual Report, we offer no group life, health, hospitalization, or medical reimbursement or relocation benefits. We have, however, adopted a 401(k) retirement plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding our shares of Common Stock beneficially owned as of the date of October 4, 2024, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o bowmo, Inc., 99 Wall Street, Suite 891, New York, New York 10005.

COMMON STOCK

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Edward Aizman(3)	Common Stock	4,832,752,455	(4)	43.52%
Michael E. Lakshin(3)	Common Stock	3,828,094,239	(4)	34.48%
Conrad Huss(5)	Common Stock	2,252,529,694	(6)	20.29%
All Officers and Directors as a Group (3 persons)	Common Stock	10,913,376,388		98.29%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.
(2)	Based on 11,103,649,609 shares outstanding as of the date of this Annual Report, (A) including 136,458,010 shares of the Company's common stock that are issued and outstanding and (B) an additional 10,967,191,599 shares of common stock that are not issued, but are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any instruments convertible within 60 days have been also included for purposes of calculating their percent of class.
(3)	Officer and director.
(4)	None of these shares has been issued, but underlie the currently convertible shares of Series G Preferred Stock.
(5)	Director.
(6)	None of these shares is issued, but underlie the currently convertible shares of Series C Preferred Stock and Series F Preferred Stock.

PREFERRED STOCK

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Edward Aizman	Series G Preferred Stock(3)	558,000	55.80%
Michael E. Lakshin	Series G Preferred Stock(3)	442,000	44.20%
Conrad Huss	Series C Preferred Stock(4)	1,000,000	100%
	Series F Preferred Stock(5)	101	100%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The beneficial owner listed above has direct ownership of and sole voting power to the shares of the indicated shares.
(2)	As of the date of this Annual Report, a total of 1,000,000 shares of the Company's Series A Preferred Stock issued and outstanding.
(3)	With the voting rights of the Series G Preferred Stock, Messrs. Aizman and Lakshin control the Company through their collective ownership of the Company’s Series G Preferred Stock.
(4)	The holders of the Series G Preferred Stock, as a class, have that number of votes which equals 78% of the total issued and outstanding shares of common stock on a fully-diluted basis.

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

See the section captioned “Executive Compensation” of this Annual Report for a discussion of the compensation arrangements of our directors and executive officers.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors during the fiscal years ended December 31, 2023 and 2022, for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (b) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (c) services rendered in connection with tax compliance, tax advice and tax planning and (d) all other fees for services rendered.

	Year Ended December 31, 2023(1)	Year Ended December 31, 2022(2)
Audit Fees	$18,000	$25,000
Audit Related Fees	$0	$0
Tax	$0	$0
All Other Fees	$0	$0

(1)	These fees were paid to our current auditor, Olayinka Oyebola & Co..
(2)	These fees were paid to our prior auditor, BF Borgers.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWMO, INC.

Dated: October 9, 2024	By:	/s/ Michael E. Lakshin
Michael E. Lakshin
President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Lakshin
Michael E. Lakshin	President, Chairman of the Board (Director)	October 9, 2024
(Principal Executive, Financial and
Accounting Officer)

/s/ Edward Aizman
Edward Aizman	Chief Executive Officer and Director	October 9, 2024

/s/ Conrad Huss
Conrad Huss	Director	October 9, 2024