Form 10-Q
period 2024-03-31
bowmo, Inc.
filed 2024-10-29
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 11, 2024, there were 136,458,010 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

bowmo, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023 (audited)

ASSETS
Cash and cash equivalents	$2,009	$6,308
Accounts receivable	18,172	18,172
Prepaid expenses and other current assets	45,388	1,838
Total Current Assets	65,569	26,318

Total Assets	$65,569	$26,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	1,189,952	1,144,755
Accrued expenses	13,500	213,696
Accrued interest	364,598	364,598
Accrued officer compensation	1,509,499	1,384,499
Loans payable, current portion	30,000	30,000
Loans payable, related party	254,500	254,500
Convertible Notes, net of debt discount	189,590	440,109
Put premium on stock settled debt	205,684	205,684
Acquisition payable	200,000	-
Derivative liability	819,944	433,818
Total Current Liabilities	4,777,267	4,471,659

Loans payable, net of current portion	193,202	193,202
Total Liabilities	4,970,469	4,664,861

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	12
Series E Preferred stock to be issued	166,331	166,331
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,000	1,000
Series H Preferred stock, 10,000 shares authorized, par value $0.0001; 0 and 10 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	10
Series AA Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 652,259 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Series Super Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 109,541,546 and 53,520,830 shares issued and outstanding, respectively at March 31, 2024 and December 31, 2023*	1,096	535
Common stock to be issued, 2,550,000 and 2,550,000 shares as of March 31, 2024 and December 31, 2023, respectively	26	26
Treasury stock, at cost 2,917 shares as of March 31, 2024 and December 31, 2023, respectively	(773,500)	(773,500)
Additional paid in capital *	9,161,022	8,876,064
Accumulated deficit	(13,544,752)	(12,992,877)
Total Stockholders’ Deficit	(4,904,900)	(4,638,533)
Total Liabilities and Stockholders’ Deficit	$65,569	$26,318

The accompanying notes are an integral part of these consolidated financial statements

*	Amounts have been adjusted by a 1000 to 1 reverse split during 2023.

bowmo, Inc. and Subsidiaries

Consolidated Statements of Operations

	March 31, 2024	March 31, 2023
Revenue	$-	$4,476
Cost of revenue	-	-
Gross Profit	-	4,476

Operating Expenses
Compensation expense	125,000	121,314
Consulting fees	-	30,000
Professional fees	39,500	160,054
General and administrative	31,249	76,581
Total Operating Expenses	195,749	387,949

Loss from Operations	(195,749)	(383,473)

Other Income (Expenses)
Interest expense	-	(269,500)
Gain on new methodology for accounting for debt conversion features	-
Initial recognition of derivative liability	-	(32,429)
Change in fair value of derivative liability	(356,126)	1,303,044
Total other income (expenses)	(356,126)	1,001,115

Loss before income taxes	(551,875)	617,642
Provision for income taxes	-	-

NET (Loss) Income	$(551,875)	$617,642

Net loss per common share – basic and diluted	$(0.01)	$0.00
Weighted average common shares – basic and diluted *	*109,541,546	28,158,862,202

*	Amounts have been adjusted by a 1000 to 1 reverse split during 2023.

The accompanying notes are an integral part of these consolidated financial statements bowmo, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2024 and 2023

	Preferred Stock AA		Super Preferred Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock G		Preferred Stock H		Common Stock		Common Stock to be issued					Total Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Additional Paid-in	Treasury Stock	Accumulated Deficit	Equity /(Deficit) $
Balance as of December 31, 2022	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	0	$0	27,049,736,362	$270,497	0	$26	$3,599,032	$(773,500)	$(9,243,925)	$(5,896,662)
Net Loss for 1st Quarter 2023																									617,642	617,642
Balance as of March 31, 2023	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	0	$0	27,049,736,362	$270,497	0	$26	$3,599,032	$(773,500)	$(8,626,283)	$(5,279,020)

Balance as of December 31, 2023	0	0	0	0	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	0	$166,331	1,000,000	$1,000	10,000	$10	53,520,830	$535	0	$26	$8,876,064	$(773,500)	$(12,992,877)	$(4,638,533)
Equity Issuance Q1 2024																		$(10)	56,020,726	$560			$284,958			$285,508
Net Loss for 1st Quarter 2024																									(551,875)	(551,875)
Balance as of March 31, 2024	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	10,000	$0	109,541,556	$1,096	0	$26	$9,161,022	$(773,500)	$(13,544,752)	$(4,904,900)

The accompanying notes are an integral part of these consolidated financial statements.

Kindly present the Statement of Changes in Stockholders’ Deficit for the period under review, March 31, 2024 bowmo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	March 31,		March 31,
	2024		2023
Cash Flows from Operating Activities
Net loss		$(551,875)		$617,642
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense incurred on put premium on stock settled debt		(30,000)		30,000
Amortization of debt discount		-		245,146
Stock-based compensation and shares issued for services		-		96,314
Expenses incurred on extinguishment of convertible debt and accrued interest		-		17.075
Initial derivative expense		-		32.429
Change in fair value of derivative liability		356,126		(1,303,044)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable		-		15,542
Prepaid expenses and other current assets		(43,550)		-
Accounts payable		60,197		138,972
Accrued expenses		(200,197)		(286)
Accrued Interest		-		(8,127)
Accrued compensation		125,000		38,850
Acquisition payable		200,000		-
Net Cash (Used In) Provided By Operating Activities		(84,299)		(79,487)

Cash Flows from Investing Activities
Cash acquired in reverse merger		-		-
Cash acquired in acquisition		-		-
Net Cash Provided by Investing Activities		-		-

Cash Flows from Financing Activities
Proceeds from loans payable		15,000		-
Proceeds from equity issuances		285,518		-
Repayment of loans		(220,518)		-
Net Cash Provided by Financing Activities		80,000		-

Net Change in Cash and Cash Equivalents		(4,299)		(79,487)

Cash And Cash Equivalents - Beginning of Year		6,308		167,103

Cash And Cash Equivalents - End of Year		2,009		$87,616

Supplemental Disclosure of Cash and Non-cash Transactions:
Cash paid for interest	$		$
Cash paid for interest	$		$
Non-Cash Transaction Conversion of convertible debt to Common Stock		$285,518	$

The accompanying notes are an integral part of these consolidated financial statements bowmo, Inc. and Subsidiaries

Notes to the Audited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

The Company incurred a net loss for the three months ended March 31, 2024, of $551,875, of which approximately $195,749 was due to operations and the remainder was due primarily to interest expense and derivative liabilities. At March 31, 2024, the Company has a working capital deficit of $4,711,698 and an accumulated deficit of $13,544,752

The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, Cash and Cash Equivalents, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2024 and 2023, the Company had cash and cash equivalents of $2,009 and $87,616, respectively. There are no amounts that are uninsured by the FDIC (Federal Deposit Insurance Corporation).

Deferred Income Taxes and Valuation Allowance

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended December 31, 2023 and 2022, respectively, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2023 and 2022, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Revenue Segementation

For three months ended March 31, 2024, and the year ended December 31, 2023, revenues can be categorized into the following:

	March 31, 2024	December 31, 2023

Direct placement	$-	$78,458
Recruiting as a Service	-	169,976	*
Total revenues	$-	$243,434

*	(the $169,976 was a result the difference between $78,458 and the other unidentified revenue accounts)

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

The Cruzani loan payable balances are as follows:

	Rate	March 31, 2024	December 31, 2023
Loan 1	1%	$42,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Loan 5	3.75%	-	-
Total		$269,500	$254,500

Annual maturities of the Cruzani notes payable are as follows:

For the year ending	Amount
December 31, 2024	6,807
December 31, 2025	7,066
December 31, 2026	7,336
December 31, 2027	7,616
Thereafter	240,675
Total payments	$269,500

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

In February 2022, the Company agreed to the first and second modifications of the EIDL Loan. The EIDL was modified to include additional borrowings of $269,200, which were received in full in February 2022. Periodic monthly payments have increased to $1,556 in the first modification, and reduced to $1,506 in the second modification. Additionally, the Company entered into an amended security agreement with the SBA in which this promissory note, and the modifications, is collateralized by all tangible and intangible assets of the Company. The balance of the EIDL loan balance at March 31, 2024, and December 31, 2023 $193,202 and $193,202, respectively.

NOTE 6 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of March 31, 2024, and December 31, 2023:

			Put Premium
	March 31,	December 31,	On Stock
Creditor	2024	2023	Settled Debt
Frondeur	$30,000	$123,793	$30,000
Kings Wharf	42,200	42,200	-
Diagonal Lending	117,000	117,000	-
Trillium	-	-	30,000
Matterhorn	-	8,454	-
Travel Data Solutions	-	125,000	-
Third Party *	236,960	230,232	176,570
Total	426,160	646,679	236,570
Less: Debt discount	(236,570)	(206,570)
Total Convertible notes payable	$189,590	$440,109

Frondeur

Between June 1, 2022 and December 1, 2022, the Company entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $160,000. These convertible notes are convertible between 50% and 70% of the lowest close bid price of the Company’s stock  price for a twenty day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. During the years ended December 31, 2023 and 2022,the lender opted to convert certain portions of the note into shares of the Company’s common stock. Through March 31, 2024, the Company issued three convertible notes. The total principal amount of these notes is $30,000. They bear interest at 12% and are due in full at October 31, 2024, November 30, 2024 and December 31, 2024, respectively. Due to these conversions, the remaining principal balances at March 31, 2024, and December 31, 2023, was $30,000 and $123,793, respectively.

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

During the three months ended March 31, 2024, the Company issued three additional convertible notes to Fondeur. The aggregate principal amount of these notes is $30,000, and the notes are dated January 1, 2024 ($10,000), February 1, 2024 ($10,000) and March 1, 2024 ($10,000). They bear interest at 12% and are due in full at October 31, 2024, November 30, 2024 and December 31, 2024, respectively. During Due to these conversions, the remaining principal balances at March 31, 2024, and December 31, 2023, was $30,000 and $123,793, respectively. The Company granted 150,000 warrants to purchase 150,000 shares of the Company’s common stock with these convertible notes. These warrants have an exercise price of $0.0001 and a term of five years.

Kings Wharf

On October 19, 2022, the Company entered into a convertible note with King Wharf Opportunities Fund bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at March 31, 2024, and December 31, 2023, was $42,200 and $42,200, respectively.

Diagonal Lending

November 10, 2023, the Company entered into a convertible note with Diagonal Lending bearing interest at 10% totaling $77,000. This convertible note is convertible at the lesser of $0.0001 or 61% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The outstanding remaining principal balances at March 31, 2024, and December 31, 2023, was $77,000 and $77,000, respectively.

December 12, 2023, the Company entered into a convertible note with Diagonal Lending bearing interest at 10% totaling $40,000. This convertible note is convertible at the lesser of $0.0001 or 61% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The outstanding remaining principal balances at March 31, 2024, and December 31, 2023, was $40,000 and $40,000, respectively.

Trillium

Between May 25, 2021 and July 6, 2021, Cruzani entered into two convertible notes with Trillium Partners, LP bearing interest at 10% per annum and totaling $44,000. These convertible  notes were convertible at a fixed price of $0.0001. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at March 31, 2024, and December 31, 2023, was $0 and $0.

Between June 1, 2022 and December 6, 2022, the Company entered into several convertible notes with Trillium Partners, LP bearing interest between 10% and 12% per annum and totaling $332,800. These convertible notes are convertible at a fixed price between $0.0001 and $0.0002. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at March 31, 2024, and December 31, 2023, was $0 and $0, respectely.

On October 19, 2022, the Company entered into a convertible note with Trillium Partners, LP bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock  price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at March 31, 2024, and December 31, 2023, was $0 and $0, respectively.

Matterhorn

On August 15, 2023, the Company entered into a convertible note with Matterhorn Partners LLC bearing interest at 12% totaling $25,000. The note included an original issue discount of $4,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman and President, Michael Lakshin. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at March 31, 2024, and December 31, 2023, was $ 0 and $8,454, respectively.

Travel Data Solutions

On November 18, 2017, Cruzani entered into a convertible promissory note for $25,000 with Travel Data Solutions, Inc., pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agree upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. During January and February 2018, the Company received an additional $75,000 under the same terms as the previously issued convertible promissory note. During the year ended December 31, 2023, the balance of the note was converted into shares of the Company’s common stock. As of March 31, 2024, and December 31, 2023, the outstanding balance was $ 0 and $125,000, respectively.

Third Party

As a result of the reverse merger that occurred on May 4, 2022, as discussed in Note 1, the Company assumed convertible notes from Cruzani (1-3 below). Convertible debt outstanding during the three months ended March 31, 2024, and the year ended December 31, 2023, consist of the following:

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

3)	On July 7, 2020, the Company issued a $84,681 convertible promissory note to a third party in exchange for $84,681. The Convertible Note bears interest at 10%, per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. After six months from the issuance date, the Holder may elect to convert into that number of shares of common stock equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest under this Note by the amount equal to the anticipate public market price of the Company’s common stock multiplied by fifty percent (50%). This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of December 31, 2022, this convertible note is in default and the principal and accrued interest balance remain outstanding. During the year ended December 31, 2023, the Company had additional borrowings of $6,728. As of March 31, 2024, and December 31, 2023, the outstanding balance was $236,960 and $230,232, respectively

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of December 31, 2021	$110,992
Change Due to Issuances	2,718,645
Transfer to put premium	(112,537)
Change in fair value	(544,850)
Balance as of December 31, 2022	2,172,250
Change Due to Issuances	(4,035,300)
Transfer to put premium	651,156
Change in fair value	1,645,712
Balance as of December 31, 2023	433,818
Change in fair value	386,126
Balance as of March 31, 2024	$819,944

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

The following table shows the assumptions used in the calculations of its derivatives:

	March 31, 2024	December 31, 2023
Stock price	$0.0001 - $0.1500	$0.0001 - $0.1500
Exercise price	$0.00003 - $0.2572	$0.00003 - $0.2572
Contractual term (in years)	7.00 – 0.025	7.00 – 0.025
Volatility (annual)	174% - 2068%	174% - 2068%
Risk-free rate	4.41% - 5.57%	4.41% - 5.57%

NOTE 9 – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2024, and the year ended December 31, 2023, expenses of $9,693 and $38,771 were incurred for recruitment services by an entity owned by Michael Neece, Chief Product Officer.

Per the agreement with Michael Neece, a salary of $12,500 and a bonus of $4,167 was accrued for the year ended December 31, 2022. For the year ended December 31, 2023, an additional $150,000 in salary and a bonus of $50,000 was accrued. For the three Months ended March 31, 2024, and additional $37,500 in salary was accrued.

On December 16, 2022, Bowmo, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) with a related party, Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”) and Caseridus, Inc. Michael Neece, the seller of Interview Mastery, is the chief product officer of the Company.

Through March 31, 2024, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employment agreements; the agreements provide for annual salaries of $180,000 and $200,000, respectively commencing on September 6, 2022. During the year ended December 31, 2022, salaries of $57,205 and $63,562, were accrued for Eddie Aizman and Michael Lakshin, respectively. During the three months ended March 31, 2024, and the year ended December 31, 2023, salaries of $180,000 and $200,000, were accrued for Eddie Aizman and Michael Lakshin, respectively on an annualized basis. As of March 31, 2024, the total due to Eddie Aizman and Michal Lakshin is $282,205 and $313,562, respectively.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of March 31, 2024, no additional amounts have been credited to accrued compensation.

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

During the three months ended March 31, 2024, the Company issued 56,020,716 shares of common stock for the extinguishment of convertible debt.

As of March 31, 2024, the Company had 109,541,546 shares of common stock outstanding.

Acquisition of Interview Mastery

As discussed in Note 4, on December 16, 2022, the Company acquired Interview Mastery at a purchase price of 1,000,000,000 (pre-reverse split) shares of the Company’s common stock, valued at $200,000 using the stock price on the acquisition date. As of March 31, 2024 and December 31, 2023, these shares have not been issued and are recorded as a liability within accrued expenses on the consolidated balance sheet.

Michael Neece employment agreement

On December 16, 2022, the Company entered into an employment agreement with Michael Neece, Chief Product Officer. Under the agreement, 1,000,000,000 (pre-reverse split) shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 (pre-reverse split) shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 (pre-reverse split) shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. As of December 31, 2023 and December 31, 2022, 250,000 and 250,000 shares have vested, respectively.

NOTE 11 – WARRANTS

In connection with the issuance of convertible notes to Trillium and Fondeur, the Company issued 38,650,000 post-reverse split) common stock purchase warrants to purchase 38,650,000 shares of the Company’s common stock pursuant to the terms therein as a commitment fee. During the three months ended March 31, 2024, the Company, in connection with the three additional notes issued to Fondeur, granted the issuance of an additional 150,000 warrants to purchase 150,000 shares of the Company’s common stock.

These warrants have an exercise price per share between $0.025- $0.001 the above and expire between five and seven years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $596,927 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.0025 and $0.025, 2.50% to 4.28% risk free rate, 266.74% to 699.48% volatility and expected life of the warrants of 5 to 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants*	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2023	38,650,000	$0.001	$6.54

Issued	150,000	0.001	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 31, 2024	38,800,000	$0.001	$6.56

Exercisable, March 31, 2024	38,800,000	$0.001	$6.56

*	Post reverse split shares

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

Range of Exercise Prices	Number Outstanding December 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.025-0.0010	38,800,000	6.56 years	$0.001

NOTE 12 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock.

As of March 31, 2024, and December 31, 2023, there are 0 and 0 shares of Series AA and Super preferred stock outstanding, respectively.

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends.

As of March 31, 2024, and December 31, 2023, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

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

As of March 31, 2024, and December 31, 2023, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

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

As of March 31, 2024, and December 31, 2023, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

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

As of March 31, 2024, and December 31, 2023, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

As of March 31, 2024, and December 31, 2023December 31, 2023, there are 0 and 0 shares of Series F preferred stock issued.

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

There are 1,000,000 and 1,000,000 shares of Series G preferred stock issued as of March 31, 2024 and December 31, 2023, respectively.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,084. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of March 31, 2023.

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

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets / (liabilities)
Net operating loss carry forward	$3,361,000	$2,923,000
Stock-based compensation	517,618	245,000
Accrued expenses	192,697	193,000
Net deferred tax assets	4,017,315	3,361,000
Valuation allowance	(4,017,315)	(3,361,000)
Net deferred tax assets, net of valuation allowance	$-	$-

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

NOTE 15 – SUBSEQUENT EVENTS

Through March 31, 2024, the Company issued three convertible notes. The total principal amount of these notes is $30,000. They bear interest at 12% and are payable at October 31, 2024, November 30, 2024 and December 31, 2024, respectively. The Company granted 150,000 warrants to purchase 150,000 shares of the Company’s common stock with these convertible notes. These warrants have an exercise price of $0.0001 and a term of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-Q, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

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

Recent Event

On March 22, 2024, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with OWNverse, LLC, a Delaware limited liability company (“OWNverse”), pursuant to which OWNverse would become a wholly-owned subsidiary of our company. Pursuant to the Merger Agreement, our company would deliver an aggregate of 2,000 shares of to-be-designated Series I Preferred Stock of the Company, an aggregate of $2,000,000 in principal amount promissory notes that are to be due and payable two years from their issuance dates and promissory notes with an aggregate of up to $270,000 that are to be due and payable six months from their issuance dates. The consummation of the Merger Agreement has not been completed, due to our company’s lack of capital. There is no assurance that we will be able to obtain sufficient capital to do so. However, the owners of OWNverse remain, as of the date of this Quarterly Report, committed to completing the Merger.

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

Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2024 and 2023, should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023.

Revenue. We derived no revenues from operations for the three months ended March 31, 2024, compared to revenues for the three months ended March 31, 2023, of $4,476. Our lack of revenues during current period is due to our lack of operating capital. We are unable to predict if and when we will obtain the capital needed to begin to generate revenues again.

Cost of Revenue. Cost of revenues for the three months ended March 31, 2024 and 2023, were $0.

Compensation Expense. Compensation expense for the three months ended March 31, 2024, was $125,000, compared to the three months ended March 31, 2023, when we reported compensation expense of $121,314. In both periods, compensation expense consisted entirely of compensation paid and accrued to officers.

Consulting Expense. Consulting expense for the three months ended March 31, 2024, was $0, compared to the three months ended March 31, 2023, when consulting expenses was $30,000.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024, was $31,249, compared to $76,581 for the three months ended March 31, 2023. The decrease in the current period is attributable to our lack of operating capital.

Professional fees. Professional fees for the three months ended March 31, 2024, were $39,500, compared to $160,054 for the three months ended March 31, 2023. The decrease in professional fees is primarily due to our lower level of operations required by our lack of operating capital.

Other Income (Expense). For the three months ended March 31, 2024, total other expense was $356,126, comprised exclusively of change in fair value of derivative liability. For the three months ended March 31, 2023, total other income of $1,001,115 was primarily attributable to the recognition and change in the value of derivative liabilities of $1,270,615 off set by interest expense of $(269,500).

Net Income (Loss). The Company reported a net loss of $551,875 for the three months ended March 31, 2024, compared to net income of $617,642 for the three months ended March 31, 2023.

Liquidity and Capital Resources

For the three months ended March 31, 2024, we used $84,299 of cash in operating activities, compared to the three months ended March 31, 2023, when we used $79,487 of cash in operating activities.

For the three months ended March 31, 2024 and 2023, investing activities did not use or provide cash.

For the three months ended March 31, 2024, financing activities provide $80,000 of cash, compared to the for the three months ended March 31, 2023, when financing activities neither used nor provided cash.

The Company currently owes approximately $500,000 on non-convertible loans payable, all of which are in default, and approximately $450,000 for outstanding convertible notes, net of discounts, all of which are in default.

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $(13,544,752). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2024.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We issued no securities during the three months ended March 31, 2024, not previously reported.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
31.1	Section 302 Certification of Principal Executive Officer and Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Financial Officer*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BOWMO, INC.

Date: October 29, 2024	By:	/s/ Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive Officer)
(Principal Financial and Accounting Officer)