Form 10-Q
period 2024-06-30
bowmo, Inc.
filed 2024-11-13
CIK 1381871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2024, there were 136,458,010 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bowmo, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2024 (unaudited)	December 31, 2023 (audited)

ASSETS
Cash and cash equivalents	$12,517	$6,308
Accounts receivable	18,172	18,172
Prepaid expenses and other current assets	-	1,838
Total Current Assets	30,689	26,318

Loan to related party – Michael Laskshin	24,475	-
Loan to related party – Eddie A.	1,400	-
Prepaid expenses	858	-
Total Other Assets	26,733	-

Total Assets	$57,422	$26,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	1,204,990	1,144,735
Accrued expenses	13,500	213,707
Accrued interest	364,598	364,598
Accrued officer compensation	1,533,583	1,384,499
Accrued payroll taxes	91,127	-
Loans payable, current portion	30,000	30,000
Loans payable, related party	269,500	254,500
Convertible Notes, net of debt discount of $273,330 and $206,570	105,753	440,109
Put premium on stock settled debt	205,684	205,684
Acquisition payable	200,000	-
Derivative liability	578,363	433,818
Total Current Liabilities	4,597,098	4,471,650

Loans payable, net of current portion	193,202	193,202
Total Liabilities	4,790,300	4,664,852

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 3,500,000 shares authorized, par value $0.01; 3,381,520 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	33,815	33,815
Series B Preferred stock, 10,000 shares authorized, par value $0.01; 5,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	50	50
Series C Preferred stock, 10,000,000 shares authorized, par value $0.01; 5,000,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	50,000	50,000
Series D Preferred stock, 125,000 shares authorized, par value $0.0001; 125,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	12	12
Series E Preferred stock to be issued	166,331	166,331
Series F Preferred stock, 101 shares authorized, par value $0.0001; 101 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Series G Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1,000	1,000
Series H Preferred stock, 1,000,000 shares authorized, par value $0.0001; 1,000,000 and 0 and 10 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	10
Series AA Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 652,259 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Series Super Preferred stock, 10,000,000 shares authorized, par value $0.0001; 0 and 500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Common stock 40,000,000,000 shares authorized, $0.00001 par value; 136,458,010 and 53,520,830 shares issued and outstanding, respectively at June 30, 2024 and December 31, 2023.*	1,365	535
Common stock to be issued, 2,550,000 and 2,550,000 shares as of June 30, 2024 and December 31, 2023, respectively	26	26
Treasury stock, at cost 2,917 shares as of June 30, 2024 and December 31, 2023, respectively.	(773,500)	(773,500)
Additional paid in capital *	9,471,985	8,876,064
Accumulated deficit	(13,683,963)	(12,992,877)
Total Stockholders’ Deficit	(4,732,878)	(4,638,534)
Total Liabilities and Stockholders’ Deficit	$57,422	$26,318

The accompanying notes are an integral part of these consolidated financial statements

*	Amounts have been adjusted by a 1000 to 1 reverse split during 2023.

Bowmo, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$4,476
Cost of revenue	-	-	-	-
Gross Profit	-	-	-	4,476

Operating Expenses
Compensation expense	125,000	100,805	250,000	222,119
Consulting fees	-	30,000	-	60,000
Professional fees	7,500	3,415	65,000	163,469
General and administrative	30,357	30,840	61,606	107,421
Total Operating Expenses	162,857	165,060	376,606	553,009
				v
Loss from Operations	(162,857)	(165,060)	(376,606)	(548,533)

Other Income (Expenses)
Interest expense	-	(227,905)	-	(497,405)
Gain on new methodology for accounting for debt conversion features	-	-	-	-
Initial recognition of derivative liability	-	-	-	(32,429)
Change in fair value of derivative liability	41,646	(872,763)	(314,480)	430,281
Total other income (expenses)	41,646	(1,100,668)	(314,480)	(99,553)

Loss before income taxes	(121,211)	(1,265,728)	(691,086)	(648,086)
Provision for income taxes	-	-	-	-

NET (Loss) Income	(121,211)	(1,265,728)	$(691,086)	$(648,086)

Net loss per common share – basic and diluted	$(0.00)	$(0.04)	$(0.01)	$(0.02)
Weighted average common shares – basic and diluted *	126,232,788 *	32,265,169	72,390,257 *	30,223,359

*	Amounts have been adjusted by a 1000 to 1 reverse split during 2023.

The accompanying notes are an integral part of these consolidated financial statements

Bowmo, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit
For the Three and Six Ended June 30, 2024 and 2023

	Preferred Stock AA		Super Preferred Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock G		Preferred Stock H		Common Stock		Common Stock to be issued					Total Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Additional Paid-in	Treasury Stock	Accumulated Deficit	Equity/(Deficit) $
Balance as of December 31, 2022	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	0	$0	27,049,736,362	$270,497	0	$26	$3,599,032	$(773,500)	$(9,243,925)	$(5,896,662)
Stock-based compensation																							$56,628			$56,628
Relative fair value of warrants issued with convertible debt																							$24,989			$24,989
Share issued for extinguishment of convertible debt																			5,391,441,059	$53,914			$470,731			$524,645
Net Loss for six months ended June 30, 2023																									(648,086)	(648,086)
Balance as of June 30, 2023	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	0	$0	32,441,177,421	$324,412	0	$26	$4,151,380	$(773,500)	$(9,892,011)	$(5,938,485)
Balance as of December 31, 2023	0	0	0	0	3,381,520	33,815	5,000	50	5,000,000	50,000	125,000	12	0	$166,331	1,000,000	$1,000	10,000	$10	53,520,830	$535	0	$26	$8,876,064	$(773,500)	(12,992,877)	$(4,638,534)
Equity Issuance during 2024																		$(10)	82,937,180	$829			$368,467			$369,286
Derivative liability adjustments for Q2 2024																							$227,455			$227,455
Net Loss for six months ended June 30, 2024																									(691,086)	(691,086)
Balance as of June 30, 2024	0	$0	0	$0	3,381,520	$33,815	5,000	$50	5,000,000	$50,000	125,000	$12	0	$166,331	1,000,000	$1,000	10,000	$0	136,458,010	$1,365	0	$26	$9,471,985	$(773,500)	$(13,683,963)	$(4,732,878)

The accompanying notes are an integral part of these consolidated financial statements

Bowmo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(691,086)	$648,086
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense incurred on put premium on stock settled debt	-	60,000
Amortization of debt discount	(66,760)	442,550
Stock-based compensation and shares issued for services	-	154,628
Expenses incurred on extinguishment of convertible debt and accrued interest	-	20,490
Initial derivative expense	-	32,429
Change in fair value of derivative liability	314,480	(430,281)
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	-	15,543
Prepaid expenses and other current assets	980	-
Related party loans	(25,875)	-
Accounts payable	(109,688)	138,483
Accrued expenses	(200,207)	(287)
Accrued Interest	-	(8,128)
Accrued compensation	149,083	133,281
Accrued payroll taxes	91,127
Acquisition payable	200,000	-
Net Cash (Used In) Provided By Operating Activities	(337,946)	(88,378)

Cash Flows from Investing Activities
Cash acquired in reverse merger	-	-
Cash acquired in acquisition	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans payable	15,000	(980)
Proceeds from equity issuances	596,751	-
Repayment of loans	(267,596)	-
Net Cash Provided by Financing Activities	344,155	(980)

Net Change in Cash and Cash Equivalents	6,209	(89,358)

Cash And Cash Equivalents - Beginning of Year	6,308	167,103

Cash And Cash Equivalents - End of Year	12,517	$77,745

Supplemental Disclosure of Cash and Non-cash Transactions:
Cash paid for interest	$-	$-
Cash paid for interest	$-	$-

Non-Cash Transactions
Conversion of convertible debt to Common Stock	$369,286	$-
Derivative liability adjustments to Additional Paid-In Capital	$227,455	$-

The accompanying notes are an integral part of these consolidated financial statements

Bowmo, Inc. and Subsidiaries

Notes to the Audited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

The Company incurred a net loss for the six months ended June 30, 2024, of $691,086, of which approximately $376,606 was due to operations and the remainder was due primarily to interest expense and derivative liabilities. At June 30, 2024, the Company has a working capital deficit of $4,566,409 and an accumulated deficit of $13,682,963.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, Cash and Cash Equivalents, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $12,517 and $6,308, respectively. There are no amounts that are uninsured by the FDIC (Federal Deposit Insurance Corporation).

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

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives with the sale of a convertible notes in 2024 and 2023. The accounting treatment of derivative financial instruments requires that the Company records the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the derivatives. There is an offsetting debt discount or premium as a result of the fair value assigned to the derivatives, as well as any debt issuance costs, which are amortized under the straight-line method over the term of the loan. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

Revenue Segementation

For six months ended June 30, 2024, and June 30, 2023, revenues can be categorized into the following:

	June 30, 2024	June 30, 2023

Direct placement	$-	$4,476
Recruiting as a Service	-	-
Total revenues	$-	$4,476

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

The Cruzani loan payable balances are as follows:

	Rate	June 30, 2024	December 31, 2023
Loan 1	1%	$42,000	$27,000
Loan 2	1%	3,000	3,000
Loan 3	8%	64,000	64,000
Loan 4	8%	160,500	160,500
Loan 5		-	-
Total		$269,500	$254,500

Annual maturities of the Cruzani notes payable are as follows:

For the year ending	Amount
December 31, 2024	6,807
December 31, 2025	7,066
December 31, 2026	7,336
December 31, 2027	7,616
Thereafter	240,675
Total payments	$269,500

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

NOTE 6 – CONVERTIBLE NOTES

The following table summarizes the convertible notes as of June 30, 2024, and December 31, 2023:

			Put Premium
	June 30,	December 31,	On Stock
Creditor	2024	2023	Settled Debt
Frondeur	$16,083	$123,793	$16,083
Kings Wharf	46,900	42,200	-
1800 Diagonal Lending	152,000	117,000	40,000
Trillium	124,000	-	124,000
Matterhorn	-	8,454	-
Travel Data Solutions	-	125,000	-
Third Party *	40,099	230,232	25,601
Total	379,083	646,679	205,684
Less: Debt discount	(273,330)	(206,570)
Total Convertible notes payable	$105,753	$440,109

Frondeur

Between June 1, 2022 and December 1, 2022, the Company entered into several convertible notes with Frondeur Partners, LLC bearing interest at 10% per annum and totaling $160,000. These convertible notes are convertible between 50% and 70% of the lowest close bid price of the Company’s stock  price for a twenty day period.  These convertible notes were accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. During the years ended December 31, 2023 and 2022,the lender opted to convert certain portions of the note into shares of the Company’s common stock. Through March 31, 2024, the Company issued three convertible notes. The total principal amount of these notes is $30,000. They bear interest at 12% and are due in full at October 31, 2024, November 30, 2024 and December 31, 2024, respectively. Due to these conversions, the remaining principal balances at June 30, 2024, and December 31, 2023, was $16,083 and $123,793, respectively.

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

During the three months ended March 31, 2024, the Company issued three additional convertible notes to Fondeur. The aggregate principal amount of these notes is $30,000, and the notes are dated January 1, 2024 ($10,000), February 1, 2024 ($10,000) and March 1, 2024 ($10,000). They bear interest at 12% and are due in full at October 31, 2024, November 30, 2024 and December 31, 2024, respectively. During Due to these conversions, the remaining principal balances at June 30, 2024, and December 31, 2023, was $16,083 and $123,793, respectively. The Company granted 150,000 warrants to purchase 150,000 shares of the Company’s common stock with these convertible notes. These warrants have an exercise price of $0.0001 and a term of five years.

Kings Wharf

On October 19, 2022, the Company entered into a convertible note with King Wharf Opportunities Fund bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at June 30, 2024, and December 31, 2023, was $46,900 and $42,200, respectively.

1800 Diagonal Lending

November 10, 2023, the Company entered into a convertible note with 1800 Diagonal Lending bearing interest at 10% totaling $77,000. This convertible note is convertible at the lesser of $0.0001 or 61% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The outstanding remaining principal balances at June 30, 2024, and December 31, 2023, was $112,000 and $77,000, respectively.

December 12, 2023, the Company entered into a convertible note with 1800 Diagonal Lending bearing interest at 10% totaling $40,000. This convertible note is convertible at the lesser of $0.0001 or 61% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The outstanding remaining principal balances at June 30, 2024, and December 31, 2023, was $40,000 and $40,000, respectively.

During the six months ended June 30, 2024, the Company entered into a convertible note with 1800 Diagonal Lending bearing interest at 10% totaling $35,000. This convertible note is convertible at the lesser of $0.0001 or 61% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The outstanding remaining principal balances at June 30, 2024, and December 31, 2023, was $35,000 and $0, respectively.

Trillium

Between May 25, 2021 and July 6, 2021, Cruzani entered into two convertible notes with Trillium Partners, LP bearing interest at 10% per annum and totaling $44,000. These convertible  notes were convertible at a fixed price of $0.0001. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at June 30, 2024, and December 31, 2023, was $0 and $0.

Between June 1, 2022 and December 6, 2022, the Company entered into several convertible notes with Trillium Partners, LP bearing interest between 10% and 12% per annum and totaling $332,800. These convertible notes are convertible at a fixed price between $0.0001 and $0.0002. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at June 30, 2024, and December 31, 2023, was $0 and $0, respectely.

On October 19, 2022, the Company entered into a convertible note with Trillium Partners, LP bearing interest at 8% totaling $275,000. The note included an original issue discount of $25,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock  price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. See Note 8. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman, and President, Michael Lakshin. Additionally, on October 19, 2022, both Mr., Aizman and Mr. Lakshin, entered into pledge agreements in which they each have agreed to secure the Company’s payment obligations to the lender with a guaranty and a pledge of 163,461 shares of Series G preferred stock of the Company, for a total of 326,922 shares of Series G Preferred Stock. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at June 30, 2024, and December 31, 2023, was $62,000 and $0, respectively.

During the six months ended June 30, 2024, the Company entered into four additional convertible notes with Trillium Partners, LP bearing interest of 10% to 12% totaling $62,000. These notes include original issue discounts totaling $7,000. These note have 6 months maturity dates and are convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. The remaining principal balances at June 30, 2024, and December 31, 2023, was $62,000 and $0, respectively.

Matterhorn

On August 15, 2023, the Company entered into a convertible note with Matterhorn Partners LLC bearing interest at 12% totaling $25,000. The note included an original issue discount of $4,000. This convertible note is convertible at the lesser of $0.0001 or 50% of the lowest trading price of the Company’s stock price for a thirty-day period. The embedded conversion option of the convertible note contains conversion features that quality for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. This convertible note is fully guaranteed by the Company’s Chief Executive Officer, Eddie Aizman and President, Michael Lakshin. During the years ended December 31, 2023 and 2022, the lender opted to convert certain portions of the note into shares of the Company’s common stock. Due to these conversions, the remaining principal balances at June 30, 2024, and December 31, 2023, was $ 0 and $8,454, respectively.

Travel Data Solutions

On November 18, 2017, Cruzani entered into a convertible promissory note for $25,000 with Travel Data Solutions, Inc., pursuant to which the Company received proceeds of $25,000. The notes are convertible at any time after September 13, 2018 at a mutually agree upon conversion price, bearing interest rate at 10% per annum and due on November 30, 2019. During January and February 2018, the Company received an additional $75,000 under the same terms as the previously issued convertible promissory note. During the year ended December 31, 2023, the balance of the note was converted into shares of the Company’s common stock. As of June 30, 2024, and December 31, 2023, the outstanding balance was $ 0 and $125,000, respectively.

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

3)	On July 7, 2020, the Company issued a $84,681 convertible promissory note to a third party in exchange for $84,681. The Convertible Note bears interest at 10%, per annum. All unpaid principal and accrued interest under the Convertible Note will be due and payable in full one year from issuance. After six months from the issuance date, the Holder may elect to convert into that number of shares of common stock equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest under this Note by the amount equal to the anticipate public market price of the Company’s common stock multiplied by fifty percent (50%). This convertible note was accounted for as stock settled debt in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, resulting in put premiums on stock settled debt being recognized. See Note 7. As of December 31, 2022, this convertible note is in default and the principal and accrued interest balance remain outstanding. During the year ended December 31, 2023, the Company had additional borrowings of $6,728. As of June 30, 2024, and December 31, 2023, the outstanding balance was $40,099 and $230,232, respectively

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Total
Balance as of December 31, 2021	$110,992
Change Due to Issuances	2,718,645
Transfer to put premium	(112,537)
Change in fair value	(544,850)
Balance as of December 31, 2022	2,172,250
Change Due to Issuances	(4,035,300)
Transfer to put premium	651,156
Change in fair value	1,645,712
Balance as of December 31, 2023	433,818
Change in fair value	144,545
Balance as of June 30, 2024	$578,363

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

The following table shows the assumptions used in the calculations of its derivatives:

	June 30, 2024	December 31, 2023
Stock price	$0.0001 - $0.1500	$0.0001 - $0.1500
Exercise price	$0.00003 - $0.2572	$0.00003 - $0.2572
Contractual term (in years)	7.00 – 0.025	7.00 – 0.025
Volatility (annual)	174% - 2068%	174% - 2068%
Risk-free rate	4.41% - 5.57%	4.41% - 5.57%

NOTE 9 – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2024, and the year ended December 31, 2023, expenses of $9,693 and $38,771 were incurred for recruitment services by an entity owned by Michael Neece, Chief Product Officer.

Per the agreement with Michael Neece, a salary of $12,500 and a bonus of $4,167 was accrued for the year ended December 31, 2022. For the year ended December 31, 2023, an additional $150,000 in salary and a bonus of $50,000 was accrued. For the six months ended June 30, 2024, an additional $75,000 in salary was accrued.

On December 16, 2022, Bowmo, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) with a related party, Interview Mastery Corporation (“Interview Mastery”), a Delaware corporation, by and through Michael R. Neece (“Neece”) and Caseridus, Inc. Michael Neece, the seller of Interview Mastery, is the chief product officer of the Company.

Through June 30, 2024, the Company owed Eddie Aizman and Michael Lakshin compensation based on their employment agreements; the agreements provide for annual salaries of $180,000 and $200,000, respectively commencing on September 6, 2022. During the year ended December 31, 2022, salaries of $57,205 and $63,562, were accrued for Eddie Aizman and Michael Lakshin, respectively. During the six months ended June 30, 2024, and the year ended December 31, 2023, salaries of $180,000 and $200,000, were accrued for Eddie Aizman and Michael Lakshin, respectively on an annualized basis. As of June 30, 2024, the total due to Eddie Aizman and Michal Lakshin is $327,205 and $363,562, respectively.

On July 8, 2019, the Company executed an employment agreement with Conrad Huss. The agreement provides for a salary of $10,000 per month. As of June 30, 2024, no additional amounts have been credited to accrued compensation.

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

During the three and six months ended June 30, 2024, the Company issued 53,520,730 and 82,937,180 shares of common stock respectively for the extinguishment of convertible debt.

As of June 30, 2024, the Company had 136,458,010 shares of common stock outstanding.

Acquisition of Interview Mastery

As discussed in Note 4, on December 16, 2022, the Company acquired Interview Mastery at a purchase price of 1,000,000,000 (pre-reverse split) shares of the Company’s common stock, valued at $200,000 using the stock price on the acquisition date. As of June 30, 2024 and December 31, 2023, these shares have not been issued and are recorded as a liability within accrued expenses on the consolidated balance sheet.

Michael Neece employment agreement

On December 16, 2022, the Company entered into an employment agreement with Michael Neece, Chief Product Officer. Under the agreement, 1,000,000,000 (pre-reverse split) shares of Company common stock will be issued as compensation in consideration of Neece’s employment with the Company which shall vest over a four (4) year period during which 250,000,000 (pre-reverse split) shares will vest on the first-year anniversary of Neece’s employment, followed by vesting in increments of 62,500,000 (pre-reverse split) shares per quarter (3-month period) thereafter until the full amount is vested and all of which shall be contingent upon Neece’s continual employment with the Company. These shares were valued using the share price of $0.0002 at the date of acquisition, and they will be expensed as stock-based compensation based on the vesting terms contingent upon continual employment of Neece. As of December 31, 2023 and December 31, 2022, 250,000 and 0 shares have vested, respectively.

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

These warrants have an exercise price per share between $0.025- $0.0010 the above and expire between five and seven years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $596,927 based on the Black Scholes Merton pricing model using the following estimates: exercise price ranging from $0.00025 and $0.0025, 2.50% to 4.28% risk free rate, 266.74% to 699.48% volatility and expected life of the warrants of 5 to 7 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants*	Weighted Average Price	Weighted Average Remaining life
Outstanding, December 31, 2023	38,650,000	$0.001	$6.54

Issued	39,150,000	0.001	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2024	77,800,000	$0.001	$6.45

Exercisable, June 30, 2024	77,800,000	$0.001	$6.45

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

Range of Exercise Prices	Number Outstanding June 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.025-0.0010	77,800,000	6.45 years	$0.0001

NOTE 12 – PREFERRED STOCK

Series AA and Super Convertible Preferred Stock, has a par value of $0.001, may be converted at the holder’s election into shares of common stock at the conversion rate of one share of common stock for one share of Preferred Stock.

As of June 30, 2024, and December 31, 2023, there are 0 and 0 shares of Series AA and Super preferred stock outstanding, respectively.

Series A Convertible Preferred Stock, has a par value of $0.01, may be converted at the holder’s election into shares of common stock at the conversion rate of ten shares of common stock for one share of Series A Preferred Stock. Each share is entitled to 10 votes, voting with the common stock as a single class, has liquidation rights of $2.00 per share and is not entitled to receive dividends.

As of June 30, 2024, and December 31, 2023, there are 3,381,520 and 3,381,520 shares of Series A preferred stock outstanding, respectively.

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

As of June 30, 2024, and December 31, 2023, there are 5,000 and 5,000 shares of Series B preferred stock outstanding, respectively.

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

As of June 30, 2024, and December 31, 2023, there are 5,000,000 and 5,000,000 shares of Series C preferred stock outstanding, respectively.

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

As of June 30, 2024, and December 31, 2023, there are 125,000 and 125,000 shares of Series D preferred stock outstanding, respectively.

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

As of June 30, 2024, and December 31, 2023, there are 0 and 0 shares of Series F preferred stock issued, respectively.

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

As of June 30, 2024 and December 31, 2023, there are 1,000,000 and 1,000,000 shares of Series G preferred stock issued, respectively.

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

On February 13, 2017, Baum Glass & Jayne PLLC (“Plaintiff”) obtained a default judgment against the Company in the amount of $27,084. Plaintiff has not attempted enforced collection. The amount was included in accounts payable as of June 30, 2024.

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to June 30, 2024, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2024 and 2023, should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023.

Revenue. We derived no revenues from operations for the six months ended June 30, 2024, compared to revenues for the six months ended June 30, 2023, of $4,476. Our lack of revenues during current period is due to our lack of operating capital. We are unable to predict if and when we will obtain the capital needed to begin to generate revenues again.

Cost of Revenue. Cost of revenues for the six months ended June 30, 2024 and 2023, was $0 and $0, respectively.

Compensation Expense. Compensation expense for the six months ended June 30, 2024, was $250,000, compared to the six months ended June 30, 2023, when we reported compensation expense of $222,119. In both periods, compensation expense consisted entirely of compensation paid and accrued to officers.

Consulting Expense. Consulting expense for the six months ended June 30, 2024, was $0, compared to the six months ended June 30, 2023, when consulting expenses was $60,000.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2024, was $61,606, compared to $107,421 for the six months ended June 30, 2023. The decrease in the current period is attributable to our lack of operating capital.

Professional fees. Professional fees for the six months ended June 30, 2024, were $65,000, compared to $163,469 for the six months ended June 30, 2023. The decrease in professional fees is primarily due to our lower level of operations required by our lack of operating capital.

Other Income (Expense). For the six months ended June 30, 2024, total other expense was $314,480, comprised exclusively of change in fair value of derivative liability. For the six months ended June 30, 2023, total other expense was $99,553, comprised of change in the value of derivative liabilities of $32,429 and interest expense of $497,405.

Net Income (Loss). The Company reported a net loss of $691,086 for the six months ended June 30, 2024, compared to net income of $648,086 for the six months ended June 30, 2023.

Liquidity and Capital Resources

For the six months ended June 30, 2024, we used $337,946 of cash in operating activities, compared to the six months ended June 30, 2023, when we used $88,378 of cash in operating activities.

For the six months ended June 30, 2024 and 2023, investing activities did not use or provide cash.

For the six months ended June 30, 2024, financing activities provide $3434,155 of cash, compared to the for the six months ended June 30, 2023, when financing activities used $980 of cash.

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $(13,683,963). The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2024.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended June 30, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We issued no securities during the three months ended June 30, 2024, not previously reported.

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

BOWMO, INC.

Date: November 13, 2024	By:	/s/ Michael Lakshin
	Name:	Michael Lakshin
	Title:	President and Chairman of the Board
(Principal Executive Officer)
(Principal Financial and Accounting Officer)